Form 10QSB
period 1996-09-30
ONSITE ENERGY CORP
filed 1996-11-14
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO

Commission File Number 1-12738


                                              ONSITE ENERGY CORPORATION



Delaware                                            33-0576371

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

701 Palomar Airport Road, Suite 200, Carlsbad, CA               92009
-------------------------------------------------    --------------------------
(Address of principal executive offices)                      (ZIP Code)


Issuer's telephone number, including area code:  (619) 931-2400



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of Class A common stock, $0.001 par value, outstanding as of November 7, 1996 is 10,817,012

                            Onsite Energy Corporation
                           Consolidated Balance Sheet
                               September 30, 1996

                            Assets
Current Assets:
    Cash                                                    $    299,048
    Accounts receivable, net of allowance for doubtful
      accounts of $60,000                                      2,201,125
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                 2,120,560
    Net assets held for sale                                     938,637
    Other assets                                                  68,955
                                                         ----------------

           TOTAL CURRENT ASSETS                                5,628,325

Cash-restricted                                                  265,944
Costs incurred on future projects                                176,060
Property and equipment, net                                      131,943
Goodwill, net of amortization of $1,033,000                      566,667
Other                                                            231,436
                                                         ----------------
           TOTAL ASSETS                                      $ 7,000,375
                                                         ================

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $ 1,561,608
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                 1,119,046
    Current portion of notes payable                           1,004,468
    Accrued expenses and other liabilities                     1,823,483
    Deferred income                                               50,000
                                                         ----------------

          TOTAL CURRENT LIABILITIES                            5,558,605

Long-Term Liabilities:
    Notes payable, less current portion                           37,050
    Related party notes payable                                   53,134
    Accrued future operation and maintenanence costs
      associated with energy services agreements                 469,759
                                                         ----------------
          TOTAL LIABILITIES                                    6,118,548
                                                         ----------------

Commitments and contingencies

Shareholders' Equity:
    Preferred Stock,$.001 par value, 1,000,000 shares authorized:
          none issued and outstanding
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares
          authorized, 10,817,012  issued
            and outstanding                                       10,817
       Class B common stock, 1,000 shares
          authorized, none issued and outstanding
    Additional paid-in capital                                16,956,561
    Accumulated deficit                                      (16,085,551)
                                                        ----------------
         TOTAL SHAREHOLDERS' EQUITY                             881,827
                                                        ----------------
TOTAL LIABILTIES AND SHAREHOLDERS' EQUITY                   $ 7,000,375
                                                        ================

The accompanying notes are an integral part of the financial statements

                            Onsite Energy Corporation
                      Consolidated Statements of Operations

                                         Three Months Ended September 30,
                                       1996                           1995
                                 ----------------               ---------------

Revenues                             $ 3,310,866                    $2,538,180

Cost of sales                          2,494,539                     1,704,606
                                 ----------------               ---------------
    Gross Margin                         816,327                       833,574

Selling, General,
    and Administrative Expenses        1,089,497                     1,217,306
                                 ----------------               ---------------

     Operating income (loss)            (273,170)                     (383,732)
                                 ----------------               ---------------

Other income (expense):
   Interest (expense)                    (58,444)                      (68,696)
   Interest income                         4,672                         3,753
                                 ----------------               ---------------
     Total other income (expense)        (53,772)                      (64,943)
                                  ---------------               ---------------

Income (loss) from operations before
 provision(benefit) for income taxes    (326,942)                     (448,675)


Provision (benefit)
 for income taxes                           -                             -
                                 ----------------               ---------------
Net income (loss)                   $   (326,942)                  $  (448,675)
                                 ================               ===============


Net income (loss) per
 Class A common share               $      (0.03)                  $     (0.11)
                                 ================               ===============


Weighted average shares
 outstanding                          10,535,547                     5,427,400
                                 ================               ===============

The accompanying notes are an integral part of the financial statements

                            Onsite Energy Corporation
                      Consolidated Statements of Cash Flows





                                         Three Months Ended September 30,
                                       1996                           1995
                                 ----------------               ---------------


Cash flows from operating activities:

Net income (loss)                   $   (326,942)                  $  (448,675)

Adjustments to  reconcile  net income
(loss) to net cash  provided by operating
   activities:
Amortization of goodwill                 100,000                       189,999
Amortization of acquired contract
 costs                                   224,381                         5,392
Depreciation and amortization             19,769                        22,534
Change in operating assets
 and liabilities:
Accounts receivable                     (551,155)                     (123,643)
Increase (decrease) in billings
 related to costs
 and estimated earnings on
  uncompleted contracts                 (129,117)                       37,254
Other assets                              91,737                       145,717
Cash-restricted                          (43,244)
Accounts payable and accrued expenses     32,140                       246,343
Deferred income                           25,000
                                 ----------------               ---------------
 Net cash provided (used)
 by operating activities                (557,431)                       74,921
                                 ----------------               ---------------

Cash flows from investing
 activities:

                                 ----------------               ---------------
Net cash provided
(used) by investing activities                 -                             -
                                 ----------------               ---------------

Cash flows from financing activities:
Proceeds from issuance of debt                 -                        54,698
Proceeds from exercise of
stock options                             15,604
Repayment of long-term debt             (135,595)                      (55,496)
Repayment of capital
lease obligations                                                       (1,774)

                                 ----------------               ---------------
Net cash (used)
 by financing activities                (119,991)                       (2,572)
                                 ----------------               ---------------

Net increase (decrease)
 in cash                                (677,422)                       72,349

Cash, beginning of year                  976,470                        17,569
                                  ---------------               ---------------

Cash, end of quarter                $    299,048                  $     89,918
                                 ================               ===============



The accompanying notes are an integral part of the financial statements

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation ("Onsite") as of and for the year ended June 30, 1996. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2: The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the three months ended September 30, 1996 and 1995, represent the financial position and results of operations of Onsite.


NOTE 3:  Net  income  (loss)  per  common  share is based upon the net income
         (loss) for the period divided by the weighted average number of common shares and common share equivalents outstanding during the period. Options and other convertible securities that are anti-dilutive or do not qualify as a common stock equivalents as of September 30, 1995 have been excluded from the per share calculations.

NOTE 4: Onsite has been in negotiations for the sale of all or substantially all of its interests in Television City Cogen, L.P. ("TCC"), subject to the prospective buyer arranging the required financing and other terms and conditions, including approvals of third parties. As a result of the negotiations, and as a result of the desire of TCC's lender for full repayment of long term debt secured by the assets of TCC, Onsite agreed to a modification of the maturity date under the note to December 20,1996. The original maturity of the loan was November 30, 2000 and as of September 30, 1996 the loan had an outstanding principal balance of $806,500. As a result of delays in the sale, Onsite has commenced efforts to arrange for refinancing the debt with a new lender. Onsite believes that it can obtain new financing. However, the new financing may be under terms that are less favorable than existing terms. No assurance can be given that Onsite will be able to meet its commitment for payoff of the note by December 20, 1996 through completion of the sale or a refinancing. If unsuccessful, the current lender will be able to enforce its rights under the note including declaring TCC in default and instituting foreclosure proceedings against the assets of TCC. A default under the TCC loan may also trigger a default on another of Onsite's long term notes payable that is secured by substantially all of the assets of Onsite.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Background

Onsite is an energy efficiency services company ("ESCO") specializing in the development, engineering, installation and operation of energy efficient retrofits for industrial, commercial and institutional facilities. By combining development, engineering, analysis, project management and financial management skills, Onsite provides a complete package of services, ranging from feasibility assessment through construction and operation for energy efficiency projects incorporating lighting, energy management systems, HVAC upgrades, cogeneration and other energy efficiency measures.

Onsite, a Delaware corporation, was formed pursuant to a business reorganization effective February 15, 1994 (the "Reorganization"), between Western Energy Management, Inc., a Delaware corporation formed in 1991 ("Western"), and Onsite Energy, a California corporation formed in 1982 ("Onsite-Cal"). Under the Reorganization, Onsite-Cal merged with and into Onsite, and a newly formed subsidiary of Onsite merged with and into Western, which survived and became a wholly-owned subsidiary of Onsite. This transaction was accounted for as a purchase of Onsite-Cal by Onsite.

Onsite also owns general and limited partnership interests in TCC. Onsite owns all the stock of Onsite/TCC Corp., a Delaware corporation, which is the other partner in TCC. Thus, directly and indirectly, Onsite owns 100% of TCC. Onsite also owns a general partnership interest in Onsite Partners, a California general partnership, and a general partnership interest in American Private Power II, a California general partnership, both of which are inactive.

In addition, on June 16, 1994, Onsite acquired Lanikai Lighting, Inc., a Hawaii corporation ("Lanikai"). Onsite sold its interests in Lanikai effective February 20, 1996. While under Onsite ownership, Lanikai installed lighting and other energy efficiency measures at commercial and institutional facilities in Hawaii

Unless the context indicates otherwise, reference to Onsite shall include all of its wholly-owned subsidiaries.

RESULTS OF OPERATIONS. Revenues for the three month period ended September 30, 1996 were $3,310,866, compared to $2,538,180 for the same period in 1995, an increase of $772,686, or approximately 30.4 percent. The increase in revenues was attributable to projects implemented pursuant to Onsite's Demand Side Management ("DSM") contract with Southern California Edison as well as revenues from several other new projects. Revenues in the first three months of 1995 were predominantly derived from projects with customers pursuant to Onsite's DSM contract with Pacificorp and also included revenues from Lanikai.

Cost of sales for the quarter ended September 30, 1996 was $2,494,539, compared to $1,704,606 for the quarter ended September 30, 1995, an increase of $789,933, or approximately 46.3 percent. Gross margin for the three month period ended September 30, 1996 was $816,327 (24.7 percent of revenues), compared to $843,759 (32.8 percent of revenues), a decrease of $17,247. The decrease in gross margin as a percentage of sales was the result of the difference in nature of the projects explained above, particularly for projects that did not benefit from DSM payments from utilities and, as a result, had a lower gross margin to Onsite. The decline also was attributable to a shift in the type of projects from predominantly lighting efficiency in 1995 to a mix of lighting efficiency and custom projects such as energy management systems.

Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1996 was $1,089,497, compared to $1,217,306 for the quarter ended September 30, 1995, a decrease of $127,809, or approximately 10.5 percent. The decrease in SG&A was primarily attributable to inclusion of Lanikai in the prior year.

Net other expense for the quarter ended September 30, 1996 was $53,772, compared to $64,943 for the three month period ended September 30, 1995, an increase of $11,171, or approximately 17.2 percent.

Net loss for the three months ended September 30, 1996 was $326,942, or $.03 per share, compared to a net loss of $448,675, or $.11 loss per share for the same period in 1995. The decline in loss per share was the result of 4,177,135 new shares of Class A Common Stock issued when the Preferred Stock Series A and B shareholders converted their shares.

LIQUIDITY AND CAPITAL RESOURCES. Onsite's cash and cash equivalents were $299,048 as of September 30, 1996, compared to $976,470 as of June 30,
1996. Working capital was $69,720 as of September 30, 1996 compared to $354,544 as of June 30, 1996.

Cash flows used by operating activities during the three months ended September 30, 1996 were $557,431, compared to cash flows provided by operating activities of $74,921 for the same period in 1995, a decrease of $632,352. A significant contributing factor to the decrease was a net increase in accounts receivable of $551,155 in 1996.

There were no cash flows from investing activities in either of the first three months of 1996 and 1995.

Cash flows used by financing activities were $119,991 during the three months ended September 30, 1996, compared to $2,572 for the comparable period last year. There was $54,698 in new debt added in the previous year and reductions in notes payable of $135,595 in the first three months of the current fiscal year, compared to reductions in notes payable of $55,496 in the first three months of fiscal 1995.

Onsite issued 4,553,549 shares of its Class A Common Stock during the three months ended September 30, 1996. A total of 4,177,135 shares were issued as a result of the conversion of Series A and B convertible preferred shares into Class A Common Stock. A total of 347,048 shares were issued in lieu of cash for dividend payments on the Class A and B preferred stocks. Other issuances totaled 29,366 and resulted from shares issued to the Onsite 401(k) plan (20,504) and from the exercise of employee stock options (8,862).

Part II - Other Information

Item 1. Legal Proceedings - None
Item 2. Changes in Securities - Not Applicable
Item 3. Defaults upon Senior Securities - Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders-Not  Applicable
Item 5. Other - With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to , statements regarding anticipated levels of future revenue and earnings from operations of Onsite, projected costs and expenses related to Onsite's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy conservation measures by Onsite's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits, or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing Onsite's activities as an energy services company and the activities of the nation's public utilities seeking energy conservation as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in Onsite's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in Onsite's Registration Statement on Form S-4, SEC File NO. 33-66010. Readers of this report are cautioned not to put undue reliance on "forward looking statements which are, by their nature, uncertain as reliable indicators of future performance. Onsite disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number

11                Statement re per share earnings
27                Financial Data Schedule

                                                SIGNATURES


In accordance with the requirements of the Securities Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ONSITE ENERGY CORPORATION




Dated:    November 8, 1996          By: s\ Richard T. Sperberg
                                    Richard T. Sperberg
                                    Chief Executive Officer



Dated:    November 8, 1996          By: S\J. Bradford Hanson
                                    J. Bradford Hanson
                                    Chief Financial Officer and Principal
                                    Accounting Officer