Form 10QSB
period 1996-12-31
ONSITE ENERGY CORP
filed 1997-02-13
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1996
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of Class A common stock, $0.001 par value, outstanding as of February 10, 1997 is 10,938,219

                            Onsite Energy Corporation
                           Consolidated Balance Sheet
                               December 31, 1996



Current Assets:
 Cash                                                      $          32,788
 Accounts receivable, net of allowance for
   doubtful accounts of $20,000                                    2,323,053
 Costs and estimated earnings in
   excess of billings on
   uncompleted contracts                                           1,863,499
 Net assets held for sale                                            887,182
 Other assets                                                         39,983
                                                              ---------------

           TOTAL CURRENT ASSETS                                    5,146,505

Cash-restricted                                                      265,944
Costs incurred on future projects                                     36,905
Property and equipment, net                                          111,681
Goodwill, net of amortization of $1,133,000                          466,667
Other                                                                157,672
                                                              ---------------
           TOTAL ASSETS                                      $     6,185,374
                                                              ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                            $     1,723,666
 Billings in excess of costs and
 estimated earnings
  on uncompleted contracts                                         1,001,162
 Current portion of notes payable                                    615,479
 Accrued expenses and other liabilities                            1,118,228
 Deferred income                                                      50,000
                                                              ---------------

          TOTAL CURRENT LIABILITIES                                4,508,535

Long-Term Liabilities:
  Notes payable, less current portion                                351,956
  Related party notes payable                                         50,440
  Accrued future operation and
   maintenanence costs
    associated with energy services agreements                       516,809
                                                              ---------------
          TOTAL LIABILITIES                                        5,427,740
                                                              ---------------

Commitments and contingencies

Shareholders' Equity:
 Preferred Stock,$.001 par value,
   1,000,000 shares authorized:
   none issued and outstanding
 Common Stock, $.001 par value, 24,000,000
  shares authorized:Class A common stock,
  23,999,000 shares authorized, 10,897,450
  issued and outstanding
                                                                      10,897
       Class B common stock, 1,000 shares
          authorized, none issued and outstanding
    Additional paid-in capital                                    17,015,795
    Accumulated deficit                                          (16,269,058)
                                                              ---------------
         TOTAL SHAREHOLDERS' EQUITY                                  757,634
                                                              ---------------
TOTAL LIABILTIES AND SHAREHOLDERS' EQUITY                    $     6,185,374
                                                              ===============

                            Onsite Energy Corporation
                      Consolidated Statements of Operations


                         Three Months Ended           Six Months Ended
                            December 31,                 December 31,
                       1996            1995          1996            1995
                   -------------- ------------ -------------   ---------------



Revenues             $2,935,524    $6,815,220    $6,246,390     $9,353,400

Cost of sales         1,965,966     5,546,054     4,460,505      7,250,660
                   -------------- ------------ ------------- --------------
Gross Margin            969,558     1,269,166     1,785,885      2,102,740

Selling, General,
and Administrative
Expenses              1,113,377       717,339     2,202,874      1,934,645
                   -------------- ------------ ------------- --------------

Operating income
  (loss)               (143,819)      551,827      (416,989)       168,095
                   -------------- ------------ ------------- --------------

Other income (expense):
Interest (expense)      (42,386)      (69,173)     (100,830)      (137,869)
Interest income           2,704         4,694         7,376          8,447

                   -------------- ------------ ------------- --------------
Total other income
(expense)               (39,682)      (64,479)      (93,454)      (129,422)
                   -------------- ------------ ------------- --------------

Income (loss) from
operations before
provision(benefit)
 for income taxes      (183,501)      487,348      (510,443)        38,673

Provision (benefit)
  for income taxes          -            -              -              -
                   -------------- ------------ ------------- --------------

Net income (loss)   $  (183,501)   $  487,348    $ (510,443)    $   38,673
                   ============== ============ ============= ==============

Net income (loss)
per Class A
common share        $     (0.02)   $     0.03    $    (0.05)    $   (0.03)
                   ============== ============ ============= ==============


Weighted average
shares outstanding   10,859,203    10,171,308    10,698,414     10,033,964
                   ============== ============ ============= ==============

                            Onsite Energy Corporation
                      Consolidated Statements of Cash Flows

                                                        Six Months Ended
                                                          December 31,
                                                      1996           1995
                                               ------------- --------------

Cash flows from operating activities:

Net income (loss)                                $ (510,443)   $    38,673

Adjustments to  reconcile  net
 income  (loss) to net cash
  provided by operating
   activities:
   Amortization of goodwill                         200,000        231,704
   Amortization of acquired
     contract costs                                 363,536             -
   Depreciation and amortization                     89,483        108,556
   (Increase) decrease
     in operating assets                           (462,741)    (5,086,717)
   Decrease (increase)
     in operating liabilitites                     (431,255)     5,679,849

                                               ------------- --------------
   Net cash provided (used)
    by operating activities                        (751,420)       972,065
                                               ------------- --------------
Cash flows from investing activities:

                                               ------------- --------------
  Net cash provided (used)
   by investing activities                              -               -
                                               ------------- --------------

Cash flows from financing activities:
  Proceeds from issuance of debt                        -           54,698
  Proceeds from exercise
   of stock options                                  20,110
  Repayment of long-term debt                      (212,372)      (141,443)
  Repayment of capital
   lease obligations                                                (3,589)
                                               ------------- --------------

  Net cash (used) by financing activities          (192,262)       (90,334)
                                               ------------- --------------
  Net increase (decrease) in cash                  (943,682)       881,731

Cash, beginning of year                             976,470         17,569
                                               ------------- --------------
Cash, end of quarter                             $   32,788    $   899,300
                                               ============= ==============



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

NOTE 2: The consolidated balance sheet as of December 31, 1996, and the consolidated statements of operations and cash flows for the three and six months ended
December 31, 1996 and 1995, represent the financial position and results of operations of Onsite.

NOTE 3: Net income (loss) per common share is based upon the net income
(loss) for the period divided by the weighted average number of common shares and common share equivalents outstanding during the period. Options and other convertible securities that are anti-dilutive or do not qualify as a common stock equivalents as of December 31, 1996 have been excluded from the per share calculations. There were 4,467,710 in common stock equivalents added to the weighted average shares outstanding for each of the three and six month periods ended December 31, 1995.

NOTE 4: Onsite entered into an agreement for the sale of all or substantially all of its interests in Television City Cogen, L.P. ("TCC"), subject to the buyer paying the purchase price as well as obtaining the consent of certain third parties. In August 1996, as a result of the impending agreement, and as a result of the desire of TCC's lender for full repayment of long term debt secured by the assets of TCC, Onsite agreed to a modification of the maturity date under the note to December 20, 1996. The original maturity of the loan was November
30, 2000 and as of December 31, 1996 the loan had an outstanding principal balance of approximately $780,000. TCC has reached an agreement in principle, subject to final documentation with its lender, and conditioned upon a partial payment of principle and loan fees, for the forbearance of its collection rights under the note to March 31, 1997. As a forward looking statement, Onsite anticipates finalizing the forbearance agreement by February 28, 1997, subject to obtaining a satisfactory documentation from the lender.

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

Onsite also owns general and limited partnership interests in TCC. Onsite owns all the stock of Onsite/TCC Corp., a Delaware corporation, which is the other partner in TCC. Thus, directly and indirectly, Onsite owns 100% of TCC. Onsite also owns a general partnership interest in Onsite Partners, a California general partnership, and a general partnership interest in American Private Power II, a California general partnership, both of which are inactive. Onsite's has reached an agreement for the sale of its interests in TCC and Onsite/TCC Corp.. (See also: Liquidity and Capital Resources below). As a result of the impending sale, the assets, liabilities and equity are combined under the caption "Net assets held for sale" on Onsite's consolidated balance sheet as of December 31, 1996.

In addition, on June 16, 1994, Onsite acquired Lanikai Lighting, Inc., a Hawaii corporation ("Lanikai"). Onsite sold its interests in Lanikai effective February 20, 1996. While under Onsite ownership, Lanikai installed lighting and other energy efficiency measures at commercial and institutional facilities in Hawaii.

Unless the context indicates otherwise, reference to Onsite shall include all of its wholly-owned subsidiaries.

Six Months ended December 31, 1996 compared to the six months ended December 31, 1995

Results of Operations. Revenues for the six months ended December 31, 1996 were $6,246,390 compared to $9,353,400 for the six months ended December 31, 1995. Fiscal 1995 revenues benefited from three major projects while fiscal 1996 had just one project of similar significance.

Gross margin for the six months ended December 31, 1996 was $1,785,885, or 28.6% of revenues, compared to $2,102,740, or 22.5 % of revenues, for the six months ended December 31, 1995. The improvement in margin as a percentage of revenues is primarily due to a higher percentage of projects implemented under the Southern California Edison ("SCE") Demand Side Management contract in the current year that had higher margins as a result of the SCE payment contributions for estimates of achieved savings.

Selling , General and Administrative expenses ("SG&A") were $2,202,874 for the six month period ended December 31, 1996, compared to $1,934,645 for the same six month period a year ago. The increase of $268,229, or 13.9% was primarily to due increases in staffing at several of Onsite's offices, including its new Northern California office (opened in June, 1996) and increased staff at its El Paso, Texas and Troy, Michigan offices.

Net other income/expense was $93,454 net other expense for the six months ended December 31, 1996, down $35,968 from $129,422 in net other expense for the six months ended December 31, 1995. The decrease is primarily due to a decline in interest expense attributable to reductions in principal balances outstanding. SG&A expense includes $200,000 in expense for the amortization of goodwill. The goodwill is being amortized at the rate of $100,000 per quarter through February, 1998.

Net loss for the six months ended December 31, 1996 was $510,443, or $.05 loss per share, compared to Net income of $38,673, or $.03 loss per share for the six month period ended December 31, 1995. Per share numbers in 1995 were adjusted for dividends accrued on then existing convertible Preferred Stock which was converted to Class A Common Stock in the current fiscal year.

As a result of the operating loss in the current fiscal year, Onsite has reduced staff and implemented other savings and cash outflow reductions in an effort to improve overall operating results.

Three Months ended December 31, 1996 compared to the three months ended December 31, 1995

Results of Operations. Revenues for the three month period ended December 31, 1996 were $2,935,524, compared to $6,815,220 for the three months ended December 31, 1995, a decrease of $3,879,696. One project accounted for approximately $3.5 million in revenues in the quarter ended December 31, 1995. In addition, there were two other significant projects that contributed to the higher revenues achieved in 1995.

Gross Margin was $969,558, or 33.0% of revenues for the three month period ended December 31, 1996, compared to $1,269,166, or 18.6% of revenues for the three month period ended December 31, 1995. The increase in margin as a percentage of revenues was attributable to two of the larger projects from the prior year having lower margins as well as higher margins resulting from the SCE Demand Side Management payment contributions for estimates of achieved savings.

SG&A expenses were $1,113,377 for the three months ended December 31, 1996, compared to $717,339 for the three months ended December 31, 1995, an increase of $396,038. The increase was attributable to increases in staff and offices as discussed above in the six month analysis.

Net other income/expense was $39,682 in net expense in the quarter ended December 31, 1996, compared to $64,479 in net other expense for the three month period ended December 31, 1995, a decrease of $24,797. The decrease in net other expense was substantially attributable to a decrease in interest expense as the outstanding balances of Onsite's notes payable have been reduced as a result of scheduled principal payments.

Net loss for the three months ended December 31, 1996 was $183,501, or $.02 loss per share, compared to net income of $487,348, or $.03 earnings per share.

As a result of the operating loss in the current fiscal year, Onsite has reduced staff and implemented other savings and cash outflow reductions in an effort to improve overall operating results.

Liquidity and Capital Resources Onsite's cash and cash equivalents were $32,788 as of December 31, 1996, compared to $976,470 as of June 30, 1996. Working capital was $637,970 as of December 31, 1996 compared to $354,544 as of June 30, 1996. Cash flows used by operating activities during the six months ended December 31, 1996 were $751,420, compared to cash flows provided by operating activities of $74,921 for the same period in 1995, a decrease of $684,604. Significant contributing factors to the decrease was: the net loss for the six months ended December 31, 1996 of $510,443, compared to net income of $38,073; a net increase in accounts receivable of $673,083 from June 30, 1996; and a net decrease in accounts payable and accrued expenses of $456,255 from June 30 1996.

There were no cash flows from investing activities in either of the six month periods of 1996 and 1995.

Cash flows used by financing activities were $192,262 during the six months ended December 31, 1996, compared to $90,334 for the comparable period last year. The increase in cash used by financing activities in the current year includes regularly scheduled principal payments and the prior year total was reduced by a new financing of $54,698 in the period.

Onsite issued 4,633,987 shares of its Class A Common Stock during the six months ended December 31, 1996. A total of 4,177,135 shares were issued as a result of the conversion of Series A and B convertible preferred shares into Class A Common Stock. A total of 347,048 shares were issued in lieu of cash for dividend payments on the Class A and B preferred stocks. Other issuances totaled 109,804 and resulted from shares issued to the Onsite 401(k) plan (20,504), from the exercise of employee stock options (8,862) and from shares issued in lieu of cash for services rendered (43,413).

The impending sale of Onsite's interests in Television City Cogen, L.P. ("TCC"), previously scheduled to close by January 31, 1997, has been delayed. The completion of the transaction is subject to certain conditions, including, but not limited to the buyer paying the purchase price as well as obtaining the consent of certain third parties. As a forward looking statement, Onsite anticipates the closing of the transaction will occur by the end of the current fiscal year (June 30, 1997), subject to the above conditions having been achieved.

Also, as previously disclosed, approximately $780,000 in TCC's debt matured on December 20, 1996 in anticipation of an earlier closing date. As a result of the delays in closing the transaction, the loan has matured and remains unpaid. TCC has reached an agreement in principle, subject to final documentation with its lender, and conditioned upon a partial payment of principal and loan fees, for the forbearance of its collection rights under the note to March 31, 1997. As a forward looking statement, Onsite anticipates finalizing the forbearance agreement by February 28, 1997, subject to obtaining a satisfactory agreement with the buyer.

The closing of the transaction involving the sale of TCC is subject to certain conditions which are not controlled by Onsite. For example, the buyer must obtain third party financing in order to pay the purchase price, most of which will be used to pay off the TCC debt. While the buyer has assured Onsite that it has been diligent in its efforts to obtain the financing, no assurances can be given that the buyer will be successful in financing the purchase of TCC. In the event that the buyer is not able to advance funds towards the purchase price in an amount sufficient to pay off the TCC debt by March 31, 1997 as presently negotiated under the purchase and sale agreement, or TCC is unable to secure other sources of financing sufficient to retire the debt, and no further extensions are given, TCC's lender may exercise its rights under its security agreement and foreclose on the assets of TCC. A default on the TCC loan is also an "event of default" under Onsite's indebtedness to another lender in the approximate amount of $600,000. While it is uncertain whether TCC's lender, or Onsite's lender, would necessarily be anxious to exercise its collection rights while the transaction involving the sale of TCC is still pending, if the TCC debt does not get repaid on or before March 31, 1997, and one or both lenders decide to exercise their rights under their security agreements, then Onsite may suffer material adverse financial consequences if it is not able to promptly cure the defaults by additional agreements or refinancing the TCC debt.

Part II - Other Information

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities - Not Applicable
Item 3.  Defaults upon Senior Securities - Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders-Not Applicable

The Annual Meeting of Stockholders of Onsite was held in Carlsbad, California, on December 4, 1996. The following matters were submitted to a vote of stockholders:

         1. To elect one director of Onsite by holders of Class A Common Stock, and to elect one director of Onsite by holders of Series A Convertible Preferred Stock to hold office until the 1997 Annual Meeting of Stockholders and until their respective successors are elected and qualified; and

         2. To approve an amendment to Onsite's 1993 Stock Option Plan (i) increasing the number of shares available for grant under the Plan; and (ii) increasing the number of shares to be granted to non-employee directors of Onsite.

Stockholders of record at the close of business on October 11, 1996, were entitled to notice of, and to vote at, the meeting.

The following is a summary of the results of that meeting:

                     PROPOSAL NO. 1 - ELECTION OF DIRECTORS

Name of Director           Result   Votes For       Votes            Total
                                                  Withheld


William M. Gary, III       ELECTED  10,255,532    15,778            10,271,310

H. Tate Holt               ELECTED  10,255,532    15,778            10,271,310

Timothy G. Clark           ELECTED  10,255,532    15,778            10,271,310


                 PROPOSAL NO. 2 - AMENDMENT TO STOCK OPTION PLAN

Proposal  Result          Votes For      Votes       Votes            Total
                                        Against    Withheld


Amendment to      ADOPTED  8,169,843   240,050     14,613            8,424,506
1993 Stock
Option Plan



Item 5. Other - With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to , statements regarding anticipated levels of future revenue and earnings from operations of Onsite, projected costs and expenses related to Onsite's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by Onsite's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits, or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing Onsite's activities as an energy services company and the activities of the nation's public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in Onsite's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in Onsite's Registration Statement on Form S-4, SEC File NO. 33-66010. Readers of this report are cautioned not to put undue reliance on "forward looking statements which are, by their nature, uncertain as reliable indicators of future performance. Onsite disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Item 6.           Exhibits and Reports on Form 8-K -

Exhibit
Number

11                Statement re per share earnings

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ONSITE ENERGY CORPORATION




Dated:    February 11, 1997                          By:  s/Richard T. Sperberg
        -----------------------                         -----------------------
                                                       Richard T. Sperberg
                                                        Chief Executive Officer



Dated:    February 12 1997                           By:  S/J. Bradford Hanson
        -----------------------                         -----------------------
                                                       J. Bradford Hanson
                                                       Chief Financial Officer
                                                         and Principal
                                                           Accounting Officer