Form 10QSB
period 1997-03-31
ONSITE ENERGY CORP
filed 1997-05-14
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO

Commission File Number 1-12738


                            ONSITE ENERGY CORPORATION




       Delaware                                           33-0576371
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


701 Palomar Airport Road, Suite 200, Carlsbad, CA              92009
-------------------------------------------------   ---------------------------
(Address of principal executive offices)                    (ZIP Code)


Issuer's telephone number, including area code:  (760) 931-2400




Check  whether the issuer (1) filed all reports  required  to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No

The number of Class A common stock, $0.001 par value, outstanding as of May 9, 1997 is 10,944,172

                           Onsite Energy Corporation
                           Consolidated Balance Sheet
                                 March 31, 1997
                                  (Unaudited)

                                     ASSETS
Current Assets:
 Cash                                                          $  253,626
 Accounts receivable, net of allowance for doubtful
  accounts of $40,000                                           1,630,425
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                        268,629
 Amount due pursuant to sale of subsidiary                        421,834
 Other assets                                                      31,458
                                                                ----------

           TOTAL CURRENT ASSETS                                 2,605,972

Cash-restricted                                                   495,292
Costs incurred on future projects                                  13,668
Property and equipment, net                                        91,056
Goodwill, net of amortization of $1,233,000                       366,667
Other                                                              27,403
                                                                ----------
           TOTAL ASSETS                                        $3,600,058
                                                                ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                              $1,355,089
 Billings in excess of costs and estimated earnings
  on uncompleted contracts                                        435,763
 Current portion of notes payable                                 547,994
 Accrued expenses and other liabilities                           868,066
 Deferred income                                                   25,000
                                                                ----------

          TOTAL CURRENT LIABILITIES                              3,231,912

Long-Term Liabilities:
 Notes payable, less current portion                                  -
 Related party notes payable                                       50,440
 Accrued future operation and maintenanence costs
  associated with energy services agreements                      521,613
                                                                ----------
          TOTAL LIABILITIES                                     3,803,965
                                                                ----------

Commitments and contingencies                                         -

Shareholders' Equity:
 Preferred Stock,$.001 par value, 1,000,000 shares authorized:
  none issued and outstanding                                         -
 Common Stock, $.001 par value, 24,000,000 shares authorized:
  Class A common stock, 23,999,000 shares
  authorized, 10,944,172  issued
  and outstanding                                                  10,944
 Class B common stock, 1,000 shares
  authorized, none issued and outstanding                             -
 Additional paid-in capital                                    17,052,963
 Accumulated deficit                                          (17,267,814)
                                                               -----------
         TOTAL SHAREHOLDERS' EQUITY                              (203,907)
                                                               -----------
TOTAL LIABILTIES AND SHAREHOLDERS' EQUITY                      $3,600,058
                                                               ===========

                           Onsite Energy Corporation
                     Consolidated Statements of Operations

                                  (Unaudited)


                         Three Months Ended           Nine Months Ended
                             March 31,                     March 31,
                         1997          1996           1997          1996
                       --------      -------        -------       -------



Revenues             $1,646,305    $7,122,996      $7,892,695   $16,476,396

Cost of sales         1,322,262     5,354,319       5,782,767    12,604,979
                    ------------  ------------    ------------  ------------
    Gross Margin        324,043     1,768,677       2,109,928     3,871,417

Selling, General,
    and
Administrative
 Expenses               857,085     1,154,034       3,059,959     2,800,576
                    ------------  ------------    ------------  ------------

Operating income
  (loss)               (533,042)      614,643        (950,031)    1,070,841
                    ------------  ------------    ------------  ------------

Other income (expense):
 Interest (expense)     (40,858)     (69,726)        (141,688)     (207,595)
 Interest income            383        9,643            7,759        18,090
 Loss on disposition
  of subsidiaries      (425,240)         -           (425,240)     (288,103)
                     ------------  ------------    ------------  ------------

  Total other income
  (expense)            (465,715)     (60,083)        (559,169)     (477,608)
                     ------------  ------------    ------------  ------------

Income (loss) from
 operations before
 provision(benefit)
 for income taxes      (998,757)     554,560       (1,509,200)      593,233

Provision (benefit)
 for income taxes           -            -                -             -
                     ------------  ------------   -------------  ------------
Net income (loss)     $(998,757)   $  554,560     $(1,509,200)   $  593,233
                     ============  ============   =============  ============
Net income (loss)
 per Class A
  common share        $   (0.09)   $       0.03   $     (0.14)   $     0.01
                      ============  ============   =============  ============
Weighted average
shares outstanding    10,935,598     11,765,841     10,776,607    10,483,694
                      ============  ============   =============  ============

                           Onsite Energy Corporation
                     Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                 Nine Months Ended
                                                      March 31,
                                                 1997          1996
                                               -------       -------

Cash Flows from
operating activities:

Net income (loss)                          $(1,509,200)    $ 593,233

Adjustments to  reconcile  net income
(loss) to net cash  provided by operating
   activities:
Amortization of goodwill                       300,000       335,723
Amortization of acquired
 contract costs                                386,773           -
Depreciation and amortization                   60,656       158,335
Loss on sale of subsidiaries                   425,640       288,103
(Increase) decrease in
 operating assets                              484,602    (1,372,047)
Decrease (increase) in
operating liabilitites                      (1,062,347)      904,542



                                            ------------  ------------
  Net cash provided (used)
   by operating activities                    (913,876)      907,889
                                            ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of subsidiary             778,166           -

                                            ------------  -------------
  Net cash provided (used)
   by investing activities                     778,166           -
                                            ------------  -------------

Cash flows from financing activities:
 Proceeds from issuance of debt                    -          54,698
 Proceeds from exercise of stock                44,679           -
 Repayment of long-term debt                  (631,813)     (283,085)
 Repayment of capital lease obligations            -          (3,589)
                                            ------------  -------------
  Net cash (used)
   by financing activities                    (587,134)     (231,976)
                                            ------------  -------------

  Net increase (decrease) in cash             (722,844)      675,913

Cash, beginning of year                        976,470        17,569
                                            ------------   ------------
Cash, end of quarter                       $   253,626    $  693,482
                                            ============   ============









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

  NOTE 2: The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations and cash flows for the three and nine months ended March 31, 1997 and 1996, represent the financial position and results of operations of Onsite.

  NOTE 3:  Net income (loss) per common  share is based  upon the net  income
           (loss) for the period divided by the weighted average number of common shares and common share equivalents outstanding during the
           period. Options  and   other   convertible   securities   that  are
           anti-dilutive or do not qualify as a common stock equivalents as of March 31, 1997 have been excluded from the per share calculations. There were 5,488,986 and 4,917,440 in common stock equivalents added to the weighted average shares outstanding for the three and nine month periods ended March 31, 1996, respectively.

  NOTE 4: Onsite entered into an agreement for the sale of all or substantially all of its interests in Television City Cogen, L.P. ("TCC"), subject to the buyer paying the purchase price as well as obtaining the consent of certain third parties. The first two of three installment payments to be received under the purchase and sale agreement, totaling $778,166 were received on a timely basis by Onsite and were used to retire the TCC debt on March 31, 1997, its scheduled maturity date. The third and final installment is due on or before May 31, 1997 and will be used to retire another of Onsite's existing term notes. As a result of the sale, Onsite recorded a loss of approximately $425,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Background

Onsite is an energy efficiency services company ("ESCO") involved in the development, engineering, installation and operation of energy efficient retrofits for industrial, commercial and institutional facilities. By combining development, engineering, analysis, project management and financial management skills, Onsite provides a complete package of services, ranging from feasibility assessment through construction and operation for energy efficiency projects incorporating lighting, energy management systems, HVAC upgrades, cogeneration and other energy efficiency measures. Onsite has also been involved in marketing comprehensive energy supply services to commercial and industrial customers related to the evolving competitive retail market for electricity.

Onsite, a Delaware corporation, was formed pursuant to a business reorganization effective February 15, 1994 (the "Reorganization"), between Western Energy Management, Inc., a Delaware corporation formed in 1991 ("Western"), and Onsite Energy, a California corporation formed in 1982 ("Onsite-Cal"). Under the Reorganization, Onsite-Cal merged with and into Onsite, and a newly formed subsidiary of Onsite merged with and into Western, which survived and became a wholly-owned subsidiary of Onsite. The transaction was accounted for as a purchase of Onsite-Cal by Onsite.

Onsite owns a general partnership interest in Onsite Partners, a California general partnership, and a general partnership interest in American Private Power II, a California general partnership, both of which are inactive.

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

Nine Months  ended March 31,  1997  compared to the nine months  ended March 31,
1996

Results of Operations. Revenues for the nine months ended March 31, 1997 were $7,892,695 compared to $16,476,396 for the nine months ended March 31, 1996, a decrease of $8,583,701. Fiscal 1996 revenues benefited from four major projects while fiscal 1997 had just one project of similar significance (greater than $2 million).

Gross margin for the nine months ended March 31, 1997 was $2,109,928, or 26.7% of revenues, compared to $3,871,417, or 23.5 % of revenues, for the nine months ended March 31, 1996. The improvement in margin as a percentage of revenues is primarily due to a higher percentage of projects implemented under the Southern California Edison ("SCE") Demand Side Management contract in the current year that had higher margins as a result of the SCE payment contributions for estimates of achieved savings.

Selling , General and Administrative expenses ("SG&A") were $3,059,959 for the nine month period ended March 31, 1997, compared to $2,800,576 for the same nine month period a year ago. The increase of $259,383, or 9.3% was primarily to due increases in staffing at several of Onsite's offices, including its new Northern California office (opened in June, 1996) and increased staff at its El Paso, Texas and Troy, Michigan (subsequently closed in March 1997) offices. SG&A expense includes $300,000 in expense for the amortization of goodwill. The goodwill is being amortized at the rate of $100,000 per quarter through February, 1998.

Net other income/expense was $559,169 net other expense for the nine months ended March 31, 1997, up $81,561 from $477,608 in net other expense for the nine months ended March 31, 1996. Included in net other expense for the nine months ended March 31, 1997 was a one time non-recurring loss on the sale of Onsite's interests in TCC of $425,240. Included in net other expense for the nine months ended March 31, 1996 was a one time non-recurring loss on the sale of Onsite's interests in Lanikai of $288,103.

Net loss for the nine months ended March 31, 1996 was $1,509,200, or $.14 loss per share, compared to Net income of $593,233, or $.01 earnings per share for the nine month period ended March 31, 1995. Per share numbers in 1996 were adjusted for dividends accrued on then existing convertible Preferred Stock which was converted to Class A Common Stock at the beginning of the current fiscal year.

As a result of the decline in revenues in the current fiscal year, Onsite has reduced staff, closed its Michigan Office and implemented other savings and cash outflow reductions in an effort to improve overall operating results. In addition, Onsite has substantially increased its reimbursable consulting activities which has an immediate benefit of more predictable margins and cash flows. Additionally, as a forward looking statement, Onsite's consulting activities may lead to additional energy efficiency projects, subject to project identification, analysis and successful contract negotiation.

Three Months ended March 31, 1997 compared to the three months ended March 31, 1996

Results of Operations. Revenues for the three month period ended March 31, 1997 were $1,646,305 compared to $7,122,996 for the three months ended March 31, 1996, a decrease of $5,476,691. Four projects contributed approximately $5.8 million in revenues in the three month period ended March 31, 1996. The largest single project in the current fiscal quarter contributed approximately $150,000.

Gross Margin was $324,043, or 19.7% of revenues for the three month period ended March 31, 1997, compared to $1,768,677, or 24.8% of revenues for the three month period ended March 31, 1996. The decrease in margin as a percentage of revenues was attributable to higher than expected costs in completing several projects in the quarter.

SG&A expenses were $857,085 for the three months ended March 31, 1997, compared to $1,154,034 for the three months ended March 31, 1996, a decrease of $296,949. The decrease was substantially attributable to staff and other overhead reductions started in late December 1996 and continuing during the quarter.

Net other income/expense was $465,715 in net expense in the quarter ended March 31, 1997, compared to $60,083 in net other expense for the three month period ended March 31, 1996, an increase of $405,632 in net other expense. As discussed above, the increase is due to the $425,240 one time non-recurring loss recorded on the sale of Onsite's interest in TCC.

Net loss for the three months ended March 31, 1997 was $998,757, or $.09 loss per share, compared to net income of $554,560, or $.03 earnings per share, for the same three month period in the previous fiscal year.


Liquidity and Capital Resources Onsite's cash and cash equivalents were $253,626 as of March 31, 1997, compared to $976,470 as of June 30, 1996. Working capital was a negative $625,940 as of March 31, 1997 compared to a positive $354,544 as of June 30, 1996.

Cash flows used by operating activities during the nine months ended March 31, 1996 were $913,876, compared to cash flows provided by operating activities of $907,889 for the same period in 1996, a decrease of $1,821,765. Significant contributing factors to the decrease was: the net loss for the nine months ended March 31, 1996 of $1,509,200, compared to net income of $593,233; an increase in amounts due pursuant to the sale of TCC of $421,834; and a net decrease in accounts payable and accrued expenses of $1,062,347 from June 30 1996.

Cash flows provided from investing activities was $778,166 for the nine month period ended March 31, 1997, compared to none in 1996. The cash flows provided from investing activities in 1997 were entirely attributable to the sale of TCC, which will ultimately result in proceeds to Onsite totaling approximately $1,200,000.

Cash flows used by financing activities were $587,134 during the nine months ended March 31, 1997, compared to $231,976 for the comparable period last year. The increase in cash used by financing activities in the current year includes regularly scheduled principal payments.

Onsite issued 4,680,709 shares of its Class A Common Stock during the nine months ended March 31, 1997. A total of 4,177,135 shares were issued as a result of the conversion of Series A and B convertible preferred shares into Class A Common Stock. A total of 347,048 shares were issued in lieu of cash for dividend payments on the Class A and B preferred stocks. Other issuances totaled 156,526 and resulted from shares issued to the Onsite 401(k) plan (48,562), from the exercise of employee stock options (45,887) and from shares issued in lieu of cash for services rendered (62,077).

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


                            ONSITE ENERGY CORPORATION




Dated: May 13, 1997                         By:s/Richard T. Sperberg
                                            -------------------------
                                            Richard T. Sperberg
                                            Chief Executive Officer



Dated: May 13, 1997                         By:s/J. bradford Hanson
                                            -------------------------
                                            J. Bradford Hanson
                                            Chief Financial Officer and
                                            Principal Accounting Officer