Form 10KSB
period 1997-06-30
ONSITE ENERGY CORP
filed 1997-10-10
CIK 909171

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                FORM 10-KSB

(Mark One)
<circle> ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June_30,_1997.

<circle> TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________TO______________

      COMMISSION FILE NUMBER 1-12738

                          ONSITE ENERGY CORPORATION
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Delaware                                     33-0576371
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    701 Palomar Airport Road, Suite 200                   92009
            Carlsbad, California                        (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (760) 931-2400
                         (ISSUER'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

 TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Class A Common Stock                            OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section_13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  <checked-box>   No  <square>

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. <square>

State issuer's revenues for its most recent fiscal year.............$9,561,375

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days $1,835,946 as of September 22, 1997

The number of shares of Common Stock outstanding as of September 22, 1997, is 10,944,172.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED BY REFERENCE       10-K PART AND ITEM WHERE INCORPORATED

Definitive Proxy Statement for Annual      Part III: Items 9, 10, 11 and 12
Stockholders of the Registrant to be
held December 5, 1997.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION. Onsite Energy Corporation, a Delaware corporation ("Onsite"), was formed pursuant to a business reorganization effective February 15, 1994 (the "Reorganization"), between Western Energy Management, Inc., a Delaware corporation formed in 1991 ("Western"), and Onsite Energy, a California corporation formed in 1982 ("Onsite-Cal"). Under the Reorganization, Onsite-Cal merged with and into Onsite, and a newly formed subsidiary of Onsite merged with and into Western, which survived and became a wholly owned subsidiary of Onsite. This transaction was accounted for as a purchase of Onsite-Cal by Onsite.

BUSINESS OF ISSUER. Onsite is an energy services company (an "ESCO") which assists energy customers in lowering their energy bills by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects. Onsite offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, Onsite provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning ("HVAC") upgrades, cogeneration and other energy efficiency measures. In addition, Onsite offers professional consulting services in the areas of direct access planning, market assessment, business strategies, public policy analysis, and environmental impact feasibility studies.

PARTNERSHIPS/SUBSIDIARIES.  Substantially  all  of  the  revenues of Onsite are
generated through energy services and consulting services.   Other partnerships
and subsidiaries are as follows:

      WESTERN ENERGY MANAGEMENT, INC. As discussed above, via the Reorganization, Western became the wholly owned subsidiary of Onsite. While Western was engaged in the business of providing comprehensive energy management services designed to reduce the utility costs of its customers, Western's current primary function is to monitor its remaining contracts with customers. Revenues from Western were immaterial.

      TELEVISION CITY COGEN, L.P. Prior to February 1997, Onsite owned general and limited partnership interests in Television City Cogen, L.P., a California limited partnership ("TCC"). Onsite also owned all of the issued and outstanding stock of Onsite/TCC Corp., a Delaware corporation ("Onsite/TCC"), which is the other general partner in TCC. Thus, directly and indirectly, Onsite owned 100% of TCC. TCC's major asset is a 1415-kilowatt (kW) cogeneration system (the "System") located at CBS Studios ("CBS"), Television City in Los Angeles, California. Onsite completed construction of the System in 1988, and was responsible for the ownership, operation, maintenance, savings verification and billing for the System, which provides electricity, chilled water and thermal energy for the CBS Studios complex. CBS receives discounted rates on electric and thermal energy provided by the System based on the Los Angeles Department of Water and Power electricity rates and the Southern California Gas rates over the 20 year term of the Energy Services Agreement between TCC and CBS. For more information on cogeneration, see COGENERATION/SMALL POWER DEVELOPMENT below. Onsite sold all of its interest in TCC and Onsite/TCC, effective February 17, 1997.

      Unless the context indicates otherwise, reference to Onsite shall include its wholly owned subsidiary, Western.

MAJOR EVENTS AND CONTRACTS DURING THE YEAR.

      SALE OF TCC. Late in 1995, Onsite decided to sell all of its interests in TCC for the purpose of retiring certain existing long-term debt, which was
secured  by substantially all of the assets of Onsite.   Onsite  completed  the
sale of TCC, effective February 17, 1997. Onsite used the proceeds to pay off its long-term notes payable as of June 30, 1997.

      R.E. THOMASON GENERAL HOSPITAL ("THOMASON"). In 1996, Onsite entered into an agreement with Thomason for the operation and maintenance ("O&M") of the central utility plant. The contract runs for a 27-month period, which commenced February 1996, with additional extensions at the option of Thomason. In connection with this O&M contract, Onsite has staffed the central plant facility with eight full-time positions including a supervisor, mechanic and plant operators.

      GENERAL MOTORS CORPORATION ("GM"). Onsite entered into an agreement with GM to provide turnkey technical services for the installation of a strategic energy management system at one of GM's plants. Onsite provided state-of-the-art control technology for the North American Truck Group Assembly Plant located in Wentzville, Missouri. In 1995, Onsite entered into another agreement with GM's Linden, New Jersey, assembly plant to install high efficiency lighting equipment, which was completed in 1996. Onsite has a continuing contract to provide post-installation energy savings measurement and verification services over a 10-year period. Onsite entered into another agreement with GM to provide comprehensive audits for four GM facilities.

      POWER RESOURCES MANAGERS, L.L.C. ("PRM")/ONSITE ENERGY ALLIANCE. Onsite entered into a energy alliance with PRM to jointly offer direct access planning services to industrial, commercial and institutional utility customers in California, allowing such customers to participate in the newly restructured California electric power marketplace. California Assembly Bill 1890, signed into law on September 23, 1996, enables customers direct access to alternative power suppliers. The alliance is intended to help consumers reduce both the amount of energy consumed as well as the price paid for such energy. The PRM/Onsite alliance helps customers understand more thoroughly the magnitude and variance of their existing energy use, identify ways to implement cost-effective energy efficiency and load-leveling projects, and identify opportunities to maximize power purchase savings in the competitive market for electricity. PRM, owned by Howard Energy Co., Inc., is a power marketing company providing power management, electricity procurement services and related consulting work.

      CALIFORNIA STATE UNIVERSITY, FRESNO ("CSUF"). Onsite has entered into an agreement with CSUF to provide energy efficiency services, including the installation of high efficiency lighting retrofits and a "free cooling" retrofit. The benefits to CSUF are anticipated to include over 1.6-million kWh/year reduction in energy consumption, as well as fixture upgrades and improved lighting and cooling equipment. CSUF should realize approximately $120,000 per year in energy cost savings and a total of approximately $160,000 in incentive payments from Onsite through Onsite's Power Savings Partners agreement with Pacific Gas and Electric Company ("PG&E"), the regional utility. (See CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.)

      SOUTHERN CALIFORNIA EDISON ("SCE") DEMAND SIDE MANAGEMENT ("DSM") ENERGY EFFICIENCY AGREEMENTS. Onsite completed several projects in fiscal year 1997 under its DSM agreements with SCE, including a project with Mobil Oil Corporation to provide energy efficiency equipment at Mobil's Torrance, California, Refinery. The project resulted in approximately 2.1-million kWh/year energy savings. Onsite installed lighting equipment, electronic ballasts, optical reflectors and lamps. Onsite also entered into an agreement with McDonnell Douglas Corporation under the SCE DSM agreements to install energy efficient equipment at McDonnell Douglas', Long Beach, California facility.

This project included the conversion of 2,552 Mercury vapor fixtures to 583 Metal Halide HID (High-Density Discharge) fixtures. The project resulted in approximately 5.3-million kWh/year reduction in energy consumption. The SCE DSM agreements also call for Onsite to provide monitoring and verification ("M&V") services for a three-year period. Other projects installed under the DSM contracts with SCE included Hughes Aircraft Company, Deutsch Metals, Tecstar, Inc., Foothill Presbyterian Hospital and West Covina Unified School District.

      MOVES TO REDUCE COSTS AND INCREASE CONSULTING FEES. As a result of losses in the first two fiscal quarters, Onsite reduced its staff and closed its Michigan office. In addition, Onsite has substantially increased its reimbursable consulting activities, which has the benefit of more predictable margins and cash flows.

INDUSTRY OF ISSUER. Following is a description of the ESCO industry and the business of Onsite.

      ENERGY EFFICIENCY SERVICES COMPANY. An ESCO is defined by the National Association of Energy Service Companies ("NAESCO") as a full-service, vertically integrated company that provides a complete range of energy efficiency and power management services to its customers. In order to qualify as an ESCO, a company must be able to offer a method of financing projects and guaranteeing savings as services offered to customers. These elements generally are what differentiate an ESCO from energy efficiency contractors and equipment suppliers. Onsite provides such services and is an accredited ESCO member of NAESCO. Onsite provides the customer with "one-stop shopping" for energy efficiency. Such services include:

      <circle> An initial energy audit
      <circle> Detailed economic and feasibility analysis
      <circle> Engineering and construction services
      <circle> Management of project implementation
      <circle> Verification of savings
      <circle>  Monitoring of performance and maintenance during the service term
      <circle> Guaranteed savings and/or shared savings programs
      <circle> Performance contracting with utilities
      <circle> Financing, direct loans and equipment leases
      <circle>  Professional  consulting  services   in  the  areas  of  market
            assessment,   business   strategy,  public  policy   analysis   and
            environmental impact/feasibility studies

Through its systems integration program, Onsite provides various services to the customer that focus on energy efficiency in commercial, institutional and industrial facilities. Using multiple, proven energy efficiency technologies provided by Onsite, today's building owners and operators can receive both cash flow savings and environmental benefits while optimizing energy efficiency, in most cases without any up front capital required from the customer. Onsite's integrated energy measures work together to:

      REDUCE energy consumption
      SAVE energy dollars
      PROMOTE efficient use of energy
      IMPROVE the environment
      INCREASE business profitability

By providing a complete package of services, including financing of projects, Onsite becomes the energy partner with each of its customers.

      THE CHANGING ENVIRONMENT FOR ENERGY SERVICES. The electric utility industry currently is going through fundamental changes that largely are a result of the more competitive environment for electric power generation developed over the last decade. The restructuring of the electric utility industry will have significant impacts on the method by which electric power is delivered to customers in the future, and also will affect the way energy efficiency services are valued and provided. In the restructured electric industry, the competition of the new marketers in the industry is anticipated to facilitate a rapid evolution of energy value added services in the new marketplace. New energy supply marketers will move to diversify their electricity supply services with other services, which will include energy efficiency services.

      Deregulation of the electric utility industry is likely to expand the scope of services offered by ESCOs in the new marketplace. To purchase electric power in the deregulated market, large consumers will need to collect and analyze their past, present and future electrical consumption data and profiles in order to identify their demand, and procure cost-effective and reliable electric power in the new marketplace. Onsite currently is performing and marketing these new energy services for large electricity consumers in preparation for the emerging competitive marketplace.

      Onsite is actively involved in monitoring the regulatory and legislative process that will determine the rules for the restructured electricity market, and firmly believes that the benefits and value of energy efficiency will expand through the evolution of a more competitive market for electricity. Onsite has registered with the California Public Utilities Commission as an Electric Service Provider (ESP).

      PERFORMANCE CONTRACTING. Performance contracting is the term used to describe the terms and conditions under which an ESCO delivers energy services, typically under a guarantee of energy savings to the customer. The ESCO's payment is based upon delivery of actual energy savings to the customer. The value of these energy savings are used to service the debt if the project is financed or to provide positive cash flow to the customer, and to provide payments to the ESCO. In short, the performance contracting process requires payment for actual results, not for projections.

      COGENERATION/DISTRIBUTED GENERATION. Onsite has experience as a cogeneration/distributed generation developer in systems ranging from 60 kW to 20,000 kW at facilities such as industrial facilities, hospitals, multi-family housing, nursing homes, recreational centers, health clubs and hotels. "Cogeneration" is the sequential production of electricity and thermal energy utilizing a single fuel source. The by-product thermal energy from the production of electricity is utilized to provide heating, domestic hot water and/or chilled water (through absorption chilling) to the host facility. As a result, 60% to 90% of the input fuel's energy content can be utilized to produce heat and electricity compared to only 25% to 40% of the fuel's energy content to make electricity alone in a utility generating plant. The thermal energy produced by the cogeneration system is used by the host facility to reduce fuel consumption that otherwise would be needed to supply the thermal energy produced by boilers or other fuel burning equipment. A typical system consists of a reciprocating engine or gas turbine fueled by natural gas, which drives an electrical generator. A heat recovery system reclaims the heat produced by the engine generator set, yielding steam or hot water to be used in the host facility for domestic, process or space heating/cooling needs. Electrical controls, relays and switchgear protect the equipment from overload, ensure proper voltage and frequency, and interconnect with the local utility's power grid. Since completing its first cogeneration system in 1984, Onsite has been associated with over 35 cogeneration projects.

Electric industry restructuring in California and throughout the U.S. is creating a renewed interest in on-site (distributed) generation by customers and utilities.

      BUSINESS APPROACH. As an ESCO, Onsite provides its customers with a comprehensive approach to improve the energy efficiency and/or reduce the cost of energy for the customers' facilities. The services offered by Onsite include direct access planning, energy audits, feasibility analyses, engineering and construction services, project implementation, verification of savings, performance monitoring, O&M, guaranteed savings and shared savings programs, financing, direct loans and equipment leases. In addition, Onsite offers professional consulting services in the areas of market assessments, business strategies, public policy analysis (including utility restructuring) and environmental impact/feasibility studies. Onsite is unique in the ESCO marketplace in that it is able to offer customers a full range of energy efficiency services for both supply side and demand side resource requirements.

      Onsite's approach to marketing its energy efficiency services is to provide a comprehensive energy efficiency project with financing alternatives for the customer. Over the past several years, Onsite has been successful in maximizing the incentives from public utilities in the form of rebates or through utility DSM contracts, whereby the utility provides incentive payments based on actual energy savings, which can offset a substantial portion of the investment necessary to implement the energy efficiency measures. The utility payments historically have been based upon the resource and environmental value of the energy savings (as compared to the cost of building power plants). This contribution from the utility toward the costs of the project enhances the feasibility of the individual projects, thereby allowing more and larger projects to qualify for implementation. Before undertaking a project, Onsite's engineers analyze the customer's energy consumption and propose a comprehensive solution that maximizes energy savings to the customer through the implementation of the energy efficiency projects. The cost and profit of the retrofit programs implemented by Onsite within the customer's facilities are recouped by the savings in energy and maintenance costs of the project, with net positive cash flow to the customer generated throughout the life of the project.

      During the last five years, Onsite has successfully completed several utility DSM competitive bidding programs with PacifiCorp (April 1993); Southern California Edison (SCE) (May 1994, and July 1995, by acquisition); Puget Sound Power & Light Company (June 1994); and Pacific Gas & Electric Company (PG&E) (August 1996).

      Onsite generally does not supply actual construction labor or materials in the implementation of projects; rather, Onsite relies primarily on subcontractors and vendors to provide these services. The source of subcontractors varies by project, but generally Onsite selects subcontractors based upon experience, quality of work, price and other factors, including previous relationship with the customer. In general, subcontractors are solicited from the customer's local geographic area. Onsite's standard agreements with subcontractors (usually in the form of an Engineering, Procurement and Construction Agreement) contain general provisions standard for the construction industry for the installation of energy efficiency measures.

      For many projects, Onsite also provides ongoing operation and maintenance services (O&M) and monitoring and verification of savings (M&V) services for the installed systems. Onsite offers the benefits of energy efficient systems through third party ownership or project financing repaid through savings generated by the project, requiring little or no capital investment by the energy customer.

      A summary of the general process utilized by Onsite for implementation of an energy efficiency project includes the following:

      AUDIT/FEASIBILITY ANALYSIS: Upon execution of a Letter of Agreement by a customer, Onsite's technical staff conducts an on-site analysis in sufficient detail to establish the potential savings, capital cost estimates and scope of the project. Onsite's engineers and technicians monitor energy use with data logger equipment. This data is analyzed to determine savings opportunities and energy efficiency measures appropriate for a particular facility. This information also provides empirical data on which to base the rebate or DSM application that will be made to the utility company, if applicable. These findings are presented to the customer in the form of a technical proposal/audit report for the project.

      DETAILED ENGINEERING: Upon the execution by a customer and Onsite of an Energy Efficiency Services Agreement (an "ESA") or similar contract, licensed mechanical and specialty engineers design the installation of each element of the approved proposal. The process of obtaining required permits from regulatory agencies also begins at this point.

      FINANCING: Once the ESA has been executed, Onsite arranges financing for the project in cooperation with the customer. Financing can take many forms, from energy savings-based agreements to equipment capital and operating leases, to traditional loans. Onsite has experience in arranging such financing for projects based upon anticipated annual savings. Financing packages are negotiated for the customer in most cases such that the customer is not required to invest its own funds.

      PROCUREMENT AND CONSTRUCTION: This phase involves equipment purchasing, subcontractor selection and construction management to final project completion. Construction management consists of an experienced project execution team under the overall direction of one of Onsite's experienced project managers.

      START  UP:   This  step  integrates the initial operation of the project, including system start-up and programming, commissioning and final acceptance.

      O&M SERVICES: This final phase assures a smooth handoff to operating personnel of the customer, and includes training and documentation. Maintenance contracts, where Onsite supplies maintenance services, are available and incorporated into many projects. Guarantees of annual and total savings are coupled with ongoing maintenance of the installed energy efficiency equipment.

      M&V SERVICES: Onsite provides verification of continuing energy savings, both initially upon project completion and on an ongoing basis throughout the term of the ESA. This verification is based upon protocols agreed upon between the customer, Onsite and the utility, if applicable.

      COMPETITION. In general, Onsite's competitors are other ESCOs that provide similar comprehensive services to customers. Some of these competitors are large companies with more assets, and a larger manpower and resource base than Onsite. Utility companies and their affiliates can function as both competitors and partners for Onsite. Many utilities now are entering the DSM market through wholly owned subsidiaries of holding companies in direct competition with ESCOs, including Onsite. However, Onsite sometimes teams with utility DSM subsidiaries whereby the utility subsidiary functions as a source of financing for energy efficiency services projects developed and implemented by Onsite.

      An important competitive advantage for any ESCO is its ability to provide financing and performance guarantees to the customer. This is the area in which many small, independent ESCOs are at a disadvantage when compared with the larger companies and utilities. However, Onsite has successfully used financing sources such as Academic Capital, L.L.C. ("Academic"), and ChiCorp Financial Services, Inc. (nka ABN AMRO Chicago Corporation) ("ChiCorp"), among others, to provide financing for qualified energy efficiency projects, thus maintaining this important advantage for Onsite. Over the last four years, Academic and/or ChiCorp has provided financing on most of Onsite's projects that have been financed. More recently, though, Onsite has obtained financing from other sources and has identified other potential sources of financing, thereby reducing its overall dependence on a limited number of sources of project financing. In addition, many of Onsite's customers have the ability to obtain their own financing or to pay for the cost of the project themselves.

      Onsite's competitive advantage historically has been its ability to offer a broader range of services and equipment than other ESCOs can offer, who may be limited to supplying their own equipment. In addition, Onsite has been in the energy efficiency business for a longer period of time than most other independent ESCO competitors.

      RAW MATERIALS. Onsite obtains most of its material and equipment from several suppliers. The items it purchases generally are available "off the shelf" and from several vendors. Those items that Onsite may have custom built also typically are available from several sources.

MAJOR  PROJECTS  AND  CUSTOMERS.   A summary of Onsite's major energy efficient
projects and utility DSM programs is as follows:

      SOUTHERN CALIFORNIA EDISON (SCE). In April 1994, Onsite executed a DSM contract with SCE after being selected as a result of a competitive bid solicitation (the "SCE Agreement"). The SCE Agreement requires the installation of energy efficiency measures to provide consistent, innovative and verifiable energy savings in selected commercial, industrial and/or institutional host customer facilities within a specific eligible SCE service area market region. In July 1995, Onsite acquired an additional, similar DSM contract with SCE via an assignment to Onsite by KENETECH Energy Management, Inc. ("KEM"), of all of KEM's interest in the same (the "KEM SCE Agreement"). This acquisition augments the SCE Agreement. Both the SCE Agreement and the KEM SCE Agreement (collectively, the "SCE Agreements") were approved by the California Public Utility Commission in October 1994. The SCE Agreements call for the implementation of energy efficiency projects for host customers within SCE's service territory to provide up to approximately 53 million kWh per year in measured energy savings. During the fiscal years ended June 30, 1996, and 1997, Onsite implemented projects that qualify for a contribution under the SCE Agreements with the following host customers: Hughes Aircraft Company (El Segundo, CA); West Covina Unified School District (West Covina, CA); McDonnell Douglas Corporation (Long Beach, CA); Foothill Presbyterian Hospital (Glendora,
CA); Mobil Oil Corporation (Torrance, CA), and Tecstar, Inc. (City of Industry,
CA). Subsequent to June 30, 1997, Onsite executed an agreement to implement a project with TRW, Inc. (Redondo Beach, CA).

      As a result of the executed contracts, Onsite has sold approximately 44 million of the 53 million kWh in annual energy savings committed to in the SCE Agreements. As a forward-looking statement, Onsite expects that it will fulfill its obligations under the SCE Agreements, subject to successful negotiation and implementation of currently identified projects. (See CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.) If, however, Onsite does not deliver the energy savings required per the SCE Agreements, Onsite is subject to forfeiture of portions of certain milestone and performance security funds.

      Revenues earned by Onsite under these projects were approximately $4.0 and $7.1 million for the fiscal years ended June 30, 1997, and 1996, respectively.

      PACIFIC GAS AND ELECTRIC COMPANY (PG&E). In December, 1995, Onsite signed a contract with PG&E for the development and implementation of demand-side resources for customers in the PG&E service territory (the "PG&E Agreement"). Under the terms of the PG&E Agreement, Onsite will identify, design, contract for and complete energy efficiency projects that are estimated to supply energy savings of approximately 30 million kWh per year for up to seven years. In general, the price paid by PG&E to Onsite for savings will be approximately $0.02/kWh for energy savings and $20/kW for demand savings. Each host customer project is subject to approval by PG&E and Onsite. The PG&E Agreement was approved by the California Public Utilities Commission, effective August 1, 1996. Onsite has signed contracts for energy services with CSUF and a shopping mall in Northern California, a portion of which projects are eligible for funds under the PG&E Agreement.

      No revenues were earned under the PG&E Agreement in fiscal 1997 or 1996.

      CALIFORNIA STATE UNIVERSITY, FRESNO (CSUF). Onsite's first project implemented under the PG&E Agreement was with CSUF. Onsite has completed the first phase lighting retrofit of the project for $600,000. The second lighting phase for approximately $1 million has been initiated. Phases three and four are planned for fiscal year ending 1998, and may include lighting, mechanical and a substation transformer.

      GENERAL  MOTORS  CORPORATION  (GM).   Onsite  has  signed   a  number  of
agreements with GM to provide a variety of services at several GM facilities.

            GM LINDEN, NEW JERSEY ASSEMBLY PLANT. In December 1995, Onsite signed an agreement with GM to provide energy efficiency equipment purchases and services at GM's Linden, New Jersey Assembly Plant. Onsite completed the project by June 30, 1996. The project was sponsored by Onsite through the Public Service Electric and Gas Company ("PSE&G") Standard Offer DSM program and includes a 10-year commitment for M&V services.

            GM AUDITS. Onsite also received a purchase order for GM to provide engineering and technical services to complete detailed plant energy audits for four GM facilities located in Lordstown, Ohio (two plant sites), Linden, New Jersey, and Ft. Wayne, Indiana. The project was substantially completed in this fiscal period. The revenues were approximately $152,522 for this fiscal year.

            GM WENTZVILLE, MISSOURI ASSEMBLY PLANT. In July 1996, Onsite received a purchase order from GM to provide for the installation of a Strategic Energy Management System ("EMS") at the assembly plant in Wentzville, Missouri. The EMS provides for computer-based control and monitoring of plant operating systems. The project was substantially completed by the end of this fiscal period and represents approximately $519,312 of revenue.

      Revenues to Onsite for the GM projects were approximately $811,000 and $4 million for the fiscal years ended June 30, 1997, and 1996, respectively.

      OTHER PROJECTS. Onsite contracted with a major equipment manufacturer in Illinois to perform a comprehensive energy audit and engineering study. The $119,000 study addressed lighting, heating, ventilation, process measures and on-site generation. An implementation proposal was submitted in August 1997.

CONSULTING. In addition to energy efficiency retrofit/construction services, Onsite also provides professional energy efficiency consulting services within various target markets such as utilities, product suppliers and government. These consulting services include engineering design, project feasibility and development, market assessments, business strategy, public policy analysis and environmental impact/feasibility studies. Consulting contracts include, but are not limited to, projects for the Gas Research Institute (Chicago, IL); Solar Turbines (San Diego, CA); R.E. Thomason General Hospital (Thomason) (El Paso, TX); American Gas Cooling Center (Arlington, VA); Tokyo Gas Co. (Japan); Martin Marietta Energy Systems, Inc. (Oak Ridge, TN); Electric Power Research Institute (Palo Alto, CA); Volvo (Stockholm, Sweden); and Caterpillar Inc. (Lafayette, IN).

      Consulting revenues to Onsite were approximately $1.4 million and $ .5 million for the fiscal years ended June 30, 1997, and 1996, respectively.

GOVERNMENT REGULATION/ENVIRONMENTAL LAWS. Onsite is subject to rules and regulations of the Environmental Protection Agency, the Occupational Safety and Health Administration and other federal, state, county and municipal agencies. Onsite's business entails "indirect" environmental risks from its subcontractors' handling and removal of polychlorinated biphenals (PCBs) ballasts, asbestos or asbestos-containing materials (ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and air quality compliance for emissions from its cogeneration facilities. Onsite contracts with certified hazardous waste removal companies or requires its subcontractors to contract with certified hazardous waste removal companies. Onsite obtains indemnification from applicable customers and subcontractors as to liability Onsite might incur in connection with hazardous materials or environmental concerns.

Onsite has not to date incurred unanticipated material capital expenditures to comply with environmental laws and regulations. However, Onsite was required by the South Coast Air Quality Management District to comply with the Regional Clean Air Incentives Market ("RECLAIM") rules and regulations for the TCC project, which required an additional capital investment of approximately $170,000. This requirement was fulfilled in fiscal 1996. Presently no actions are pending against Onsite concerning environmental matters. However, no assurances can be given that proposed or future laws and regulations will not adversely impact Onsite's operations. Onsite's management believes that it is currently in compliance with all applicable government regulations.

EMPLOYEES. As of October 6, 1997, Onsite employed approximately 37 persons in regular full-time or part-time positions. Western has no employees.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of Onsite, projected costs and expenses related to Onsite's energy services agreements, and the availability of future debt and equity capital on commerically reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by Onsite's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits, or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing Onsite's activities as an ESCO and the activities of the nation's public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in Onsite's Securities and Exchange Commission filings including the risk factors set forth in Onsite's Registration Statement on Form S-4, SEC File No. 33-66010. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. Onsite disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

ITEM 2.  DESCRIPTION OF PROPERTY.

      Onsite's corporate headquarters is located at 701 Palomar Airport Road, Suite 200, Carlsbad, CA 92009, on a five-year lease expiring in April 1998, and covering approximately 10,000 square feet. Onsite also leases approximately 640 square feet of office space at 16400 South Center Parkway, Suite 204, Seattle (Tukwila), WA, on a month-to-month lease (regional office). Onsite has terminated this lease effective October 31, 1997. In addition, Onsite leases approximately 2400 square feet of separate industrial space at 6102 Avenida Encinas, Suite I, Carlsbad, CA, on a five-year lease expiring July 1998, to maintain and store its inventory, parts and records. No other office or warehouse space is leased or owned by Onsite.

ITEM 3.  LEGAL PROCEEDINGS.

      Onsite is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without material effect on Onsite's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      None.


                 [Remainder of page intentionally left blank]

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Since August 2, 1995, Onsite's Class A Common Stock (the "Common Stock") has traded on the National Association of Securities Dealers (NASD) Over-the-Counter (OTC) Electronic Bulletin Board under the symbol "ONSE." The following table sets forth the high and low prices per share of the Common Stock for the quarters ended September 30, 1995 (from August 2, 1995), December 31, 1995, March 31, 1996, June 30, 1996, September 30, 1996, December 31, 1996,
March 31, 1997, and June 30, 1997:


      QUARTER ENDED           HIGH              LOW

      September 30, 1995      $ 1               $1/4

      December 31, 1995       $3/4              $3/8

      March 31, 1996          $1-3/4            $1/2

      June 30, 1996           $2-1/2            $1-3/8

      September 30, 1996      $1-5/8            $1-7/16

      December 31, 1996       $1/2              $1/2

      March 31, 1997          $1/4              $1/4

      June 30, 1997           $1/4              $1/2


      The  high  and low market quotations reflect inter-dealer prices, without
retail  mark-up,  mark-down   or  commission,  and  may  not  represent  actual
transactions.

      As of September 23, 1997, there were approximately 217 holders of record of the Common Stock.

      Onsite has not paid dividends on the Common Stock, nor does Onsite anticipate paying dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL. As discussed in ITEM 1. DESCRIPTION OF BUSINESS, Onsite was formed pursuant to the Reorganization (that is, the reorganization pursuant to which Onsite-Cal merged with and into Onsite, and a newly formed subsidiary of Onsite merged with and into Western, which survived and became a wholly-owned subsidiary of Onsite). As stated previously, the Reorganization was accounted for as a purchase of Onsite-Cal by Onsite.

SUBSIDIARIES/PARTNERSHIPS.

      WESTERN ENERGY MANAGEMENT, INC. (WESTERN) As discussed in ITEM 1. DESCRIPTION OF BUSINESS, via the Reorganization, Western became a wholly owned subsidiary of Onsite. Western's current primary business is to monitor its existing contracts with customers.

      TELEVISION CITY COGEN, L.P. (TCC) As discussed in ITEM 1. DESCRIPTION OF BUSINESS, prior to February 1997, Onsite owned general and limited partnership interests in TCC. Onsite also owned all of the stock of Onsite/TCC, the other general partner in TCC. Thus, directly and indirectly, Onsite owned 100% of TCC. Effective February 17, 1997, Onsite sold all of its interest in TCC and Onsite/TCC. As a result of the sale, Onsite incurred a loss of $425,240.

RESULTS OF OPERATIONS.

      1997 COMPARED TO 1996. Net income (loss) for the year ended June 30, 1997, was a loss of $1,388,598, or $.13 per share, compared to net income for the year ended June 30, 1996, of $819,264, or $.03 per share, a decrease of $2,207,862 from 1996 to 1997.

      Per share earnings were reduced in fiscal year 1996 as a result of an accounting requirement to reduce net earnings by preferred dividends in calculating the earnings per share. As a result of the negative impact the declaration of preferred dividends had on the per share earnings, the shareholders of the Series A and Series B Convertible Preferred Stock agreed to convert their preferred shares to Class A Common Stock immediately. The conversion of the preferred shares resulted in the issuance of approximately
4.2 million shares of Class A Common Stock on July 1, 1996.

      Revenues for the fiscal year ended June 30, 1997, were $9,561,375 compared to revenues in fiscal 1996 of $22,722,728, a decrease of $13,161,353 or 58%. The decrease in revenues was primarily attributable to the recognition of revenues from one significant contract in fiscal year 1997 compared to three significant contracts in fiscal year 1996.

      Gross margin for the fiscal year ended June 30, 1997, was $2,869,177, or 30% of revenues, compared to a gross margin of $5,155,740, or 22.7% of revenues in fiscal 1996. The increase in margin was primarily attributed to a larger percentage of consulting revenues in fiscal year 1997, which contracts generally provide higher gross margins.

      Deregulation of the electric utility industry in California and throughout the U.S. has created a more competitive environment for electric power generation. This has and will continue to expand the scope of services offered by Onsite. Onsite continues to market new energy services for larger consumers in preparation for the emerging competitive marketplace created by deregulation.

      Selling, general and administrative ("SG&A") expenses were $3,726,095 for the year ended June 30, 1997, compared to $3,748,988 for fiscal year ended June 30, 1996, a decrease in SG&A expenses of $22,893. Goodwill amortization included in SG&A in the fiscal year ended June 30, 1997, was $400,000 compared to $490,000 in the fiscal year ended June 30, 1996. Goodwill amortization arises primarily out of the acquisition of Onsite-Cal, which resulted in goodwill of $1,600,000 that is being amortized over a four-year period. Amortization relating to this goodwill was $400,000 in each of the fiscal years 1996 and 1997. The unamortized balance at June 30, 1997, was $266,667, which will be amortized in fiscal year 1998.

      Income (loss) from operations for the fiscal year ended June 30, 1997, was a loss of $1,264,472, compared to income from operations of $1,110,624 for the previous fiscal year, a decrease in operating income of $2,375,096.

      Other income (expense) was a net expense of $115,626 in fiscal 1997, compared to a net expense of $240,360 for the fiscal year ended June 30, 1996, a decrease in net other expense of $124,734. The decrease in other income (expense) was due to the decrease in interest expense for fiscal year ended June 30, 1997.

      1996 COMPARED TO 1995. Net income for the year ended June 30, 1996, was $819,264, or $.03 per share, compared to a loss for the year ended June 30, 1995, of $929,607, or $.26 per share, an improvement of $1,748,871 from 1995 to 1996. Per share earnings were reduced as a result of an accounting requirement to reduce net earnings by preferred dividends in calculating the earnings per share. For the fiscal year ending June 30, 1996, the reduction to earnings attributable to the dividends for the Series A and B Convertible Preferred Stock utilized in calculating the earnings per share aggregated $608,439, or $.09 per share.

      As a result of the negative impact the declaration of preferred dividends had on the per share earnings, the shareholders of the Series A and Series B Convertible Preferred Stock agreed to convert their preferred shares to Class A Common Stock immediately. The conversion of the preferred shares resulted in the issuance of approximately 4.2 million shares of Class A Common Stock.

      Revenues for the fiscal year ended June 30, 1996, were $22,722,728, compared to revenues in fiscal 1995 of $11,996,571, an increase of $10,726,157, or 89.4%. The increase in revenues in 1996 was primarily attributable to the addition of three large contracts that contributed approximately $11 million in revenue for the year ended June 30, 1996. Also contributing to the earnings growth was the implementation of new projects under Onsite's DSM agreement with PacifiCorp, which was successfully completed in fiscal 1996.

      Gross margin for the fiscal year ended June 30, 1996, was $5,155,740, or 22.7% of revenues, compared to a gross margin of $2,825,278, or 23.6% of revenues in fiscal 1995.

      Selling, general and administrative ("SG&A") expenses were $3,748,988 for the year ended June 30, 1996, compared to $4,337,323 for fiscal year ended June 30, 1995, a decrease in SG&A expenses of $588,335. Contributing to the overall decrease in SG&A expenses was a decrease in legal and accounting expense of $553,185 from 1995 to 1996. The decrease in legal and accounting expense was expected and was the result of a substantial decline in legal expenses relating to litigation that was settled during the fiscal year ended June 30, 1995. In addition, the SG&A decline was partially attributable to the sale of Lanikai Lighting, Inc. a Hawaii corporation ("Lanikai"), whereby Lanikai SG&A was included for approximately half of the current year, whereas the previous year included a full year impact on SG&A. Goodwill amortization included in SG&A in the fiscal year ended June 30, 1996, was $490,000 compared to $416,174 in the fiscal year ended June 30, 1995. Goodwill amortization arises primarily out of the acquisition of Onsite-Cal, which resulted in goodwill of $1,600,000 that is being amortized over a four-year period. Amortization relating to this goodwill was $400,000 in each of the fiscal years 1995 and 1996. The unamortized balance at June 30, 1996, was $666,667, of which $400,000 will be amortized in fiscal 1997, and $266,667 will be amortized in fiscal 1998.

      Income from operations for the fiscal year ended June 30, 1996, was $1,110,624, compared to a loss from operations of $1,512,045 for the previous fiscal year, an improvement in operating income of $2,622,669.

      Other income (expense) was a net expense of $240,360 in fiscal 1996, compared to net other income of $582,438 for the fiscal year ended June 30, 1995, an increase in net other expense of $822,798. Contributing to this increase of net expense in fiscal 1996 was the loss on the disposition of Lanikai of $296,128 in the fiscal year 1996. Also, fiscal year 1995 had substantial net other income attributable to the $800,000 gain on the sale by Onsite of its interest in EUA/Onsite L.P., a California Limited Partnership.

      LIQUIDITY AND CAPITAL RESOURCES. Onsite's cash and cash equivalents were $526,894 as of June 30, 1997, compared to $976,470, a decrease of $449,576 as of June 30, 1996. Working capital was a negative $30,333 as of June 30, 1997, compared to $354,544 as of June 30, 1996, a decrease in working capital of $384,877. The decrease in working capital was attributable to the operating performance of Onsite, and the sale of TCC. Cash flows used in operating activities for the year ended June 30, 1997, was a negative $357,735, compared to $1,302,999 for the year ended June 30, 1996.

      Cash flows provided by investing activities for the fiscal year ended June 30, 1997, were $535,608, compared to $170,519 for the fiscal year ended June 30, 1996, an increase of $365,089. The primary reason for the increase in cash flows was Onsite's sale of TCC and a decrease in purchases of property and equipment during fiscal year ended June 30, 1997. Cash flows from financing activities were a negative $1,026,481 for the fiscal year ended June 30, 1997, compared to a negative $509,053 for the same period in fiscal 1996, an increase of $517,428. The principal reason for the change from year-to-year was due to the repayment of $1,071,571 of long-term debt during fiscal year ended June 30, 1997.

ITEM 7.  FINANCIAL STATEMENTS.

      Onsite's consolidated financial statements are attached as pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT.

      The information included under the headings "Election of Directors," "Directors and Executive Officers" and "Compliance with Section 16 of the Securities Exchange Act of 1934" in Onsite's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 1997, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information included under the heading "Directors and Executive Officers" in Onsite's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 1997, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information included under the heading "Voting Securities and Principal Stockholders Thereof" in Onsite's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 1997, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information   with   respect   to   certain   relationships  and  related
transactions, appearing under the heading "Certain Relationships and Related Transactions" in Onsite's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibit

NO.

2.1 The Amended and Restated Agreement and Plan of Reorganization by and between Western Energy Management, Inc. and Onsite Energy, as amended*

3.1   Certificate of Incorporation*

3.2   Form of Bylaws*

10.1  1993 Stock Option Plan*

10.2 Form of Employment Agreement between Onsite Energy Corporation and Richard T. Sperberg*

10.3 Form of Employment Agreement between Onsite Energy Corporation and William M. Gary III*

10.4  Form of Employment Agreement  between Onsite Energy Corporation and Frank
      J. Mazanec*

10.5  Form of Employment Agreement between Onsite Energy Corporation and Hector
      A. Esquer*

10.11 Energy Services Agreement (between Western Energy Management, Inc. and Tustin Unified School District dated October 1992)*

10.29 Television City Cogen L.P. Energy Services Agreement (between Onsite Energy and CBS Operations & Engineering, a division of CBS Inc., dated 5/20/87)*

10.32 A. Extension and Amendment to Agreement for $2,000,000 Note dated 9/27/93 (between Television City Cogen, L.P. and Shawmut Bank N.A.)*

      B. Amended and Restated Term Loan for $2,000,000 dated 9/27/93 (between Television City Cogen, L.P. and Shawmut Bank, N.A.)*

10.46 EUA/Onsite, L.P., and Santa Ana Unified School District, as amended*

10.47 EUA/Onsite, L.P., and Chino Unified School District, as amended*

10.48 Energy Services Agreement between Western Energy Management, Inc., and R._E._Thomason General Hospital*

10.50 Agreement between Onsite Energy and EUA Cogenex Corporation**

10.51 Agreement  for the Sale  and  Purchase  of  Stock   (to  acquire  Lanikai
      Lighting, Inc.)**

10.52 Debt Conversion and Preferred Stock Purchase Agreement**

10.53 Settlement Agreement and Release with George T. McLaughlin, dated July 21, 1995***

10.54 Master Energy Efficiency Services Agreement between Onsite and Hercules Incorporated, predecessor-in-interest to Alliant Techsystems Inc., dated February 8, 1995***

10.55 Master Energy Efficiency Services Agreement between Onsite and IHC Hospitals, Inc., dated February 28, 1995***

10.56 Master Energy Efficiency Services Agreement between Onsite and First Security Bank of Utah, N.A., dated February 17, 1995***

10.57 Master Energy Efficiency Services Agreement between Onsite and Utah National Guard, dated December 30, 1994***

10.58 Master Energy Efficiency Services Agreement between Onsite and The Boyer Company, dated August 18, 1995***

10.59 Southern California Edison Company Demand Side Management Bidding Pilot Industrial & Large Commercial Energy Efficiency Agreement between Onsite and Southern California Edison Company, dated May 4, 1994***

10.60 Southern California Edison Company Demand Side Management Bidding Pilot Industrial & Large Commercial Energy Efficiency Agreement between KENETECH Energy Management, Inc., and Southern California Edison Company, dated May 4, 1994, acquired by Onsite on June 20, 1995***

10.61 Energy Service Agreement between Onsite and Ford Motor Company, dated August 2, 1995***

10.62 Standard Energy Savings Agreement between Onsite and Public Service Electric and Gas Company, dated July 21, 1995***

10.63 Purchase Order No. B11 PO95 470871, from Ford Motor Company to Onsite, dated August 30, 1995

10.64 Conservation Purchase Agreement with Puget Sound Power & Light Company, dated June 21, 1994***

10.65 Peak Load Reduction Agreement with Nevada Power Company, dated May 31, 1994***

10.66 Agreement to Accept Proceeds from Sale of Stock for Services Rendered, dated January 30, 1995***

10.67 Purchase Order No. 7-6R0212 to Onsite from Hughes Aircraft Company, dated October 20, 1995****

10.68 Purchase Order No. 7-6R0213 to Onsite from Hughes Aircraft Company, dated October 20, 1995****

10.69 Engineering, Procurement and Construction Agreement between Onsite and Parke Industries, Inc., dated November 21, 1995****

10.70 Engineering, Procurement and Construction Agreement between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.71 Master Lease Agreement between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.72 Master Lease Agreement, Supplemental Terms, between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.73 Equipment Schedule No. 1 to Master Lease Agreement, between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.74 Financing Agreement, Agreement for Purchase and Sale of Equipment and Assignment of Rights between Onsite and ChiCorp Financial Services, Inc., dated December 1995****

10.76 Engineering, Procurement and Construction Agreement between Onsite and Geissenberger Manufacturing Corp. dba The Robert Group, dated January 11, 1996****

10.77 Master Engineering, Procurement and Construction Agreement between Onsite and Ram Air Engineering, dated September 30, 1995****

10.78 Acquisition and Release Agreement for Lanikai Lighting, Inc. among Joel Hemington, Tom Halvorsen, Onsite and Lanikai Lighting, Inc., dated February 20, 1996*****

10.79 Contract Change Order No. 1 [Amendment No. 1] to Engineering, Procurement and Construction Agreement between Onsite and General Motors Corporation, Truck & Bus Division, dated March 1, 1996*****

10.80 Amendment No. 1 dated March 1, 1996, to Equipment Schedule No. 1 to Master Lease Agreement, between Onsite and General Motors Corporation, Truck & Bus Division, dated March 1, 1996*****

10.81 Pacific Gas & Electric Company Demand Side Management Agreement between Onsite and Pacific Gas & Electric Company, dated March 5, 1996*****

10.82 Purchase and Assignment Agreement between Onsite and KENETECH Energy Management, Inc., dated March 20, 1996*****

10.83 Operation and Maintenance Agreement between Onsite and El Paso County Hospital District dated June 1996 (executed March 1, 1996)*****

10.84 Master Energy Efficiency Services Agreement between Onsite and West Covina Unified School District, dated June 3, 1996******

10.85 Financing Agreement, Agreement for Purchase and Sale of Equipment and Assignment of Rights between Onsite and ChiCorp Financial Services, Inc., dated June 3, 1996******

10.86 Master Energy Efficiency Services Agreement between Onsite and California State University, Fresno, dated June 28, 1996******

10.87 Energy Services Agreement No. 97-031 A, dated January 27, 1997, between Onsite Energy Corporation and State of Washington, Department of General Administration, Energy Conservation Services, Northern State Multi-Service Center, Sedro Woolley, Washington

      A. Energy Services Agreement Amendment No. 1 dated July 14, 1997

      B. Energy Services Agreement Amendment No. 2 dated August 4, 1997

11    Statement Regarding Computation of Per Share Earnings

21    Subsidiaries of the Registrant

* Previously filed as exhibits to Onsite's Registration Statement, Form S-4, Registration No. 33-66010, filed with the Securities and Exchange Commission on December 20, 1993.

** Previously filed as exhibits to Onsite's Form 10-KSB, as amended and restated on July 19, 1995.

*** Previously filed as exhibits to Onsite's Form 10-KSB, as filed for the year ended June 30, 1995.

**** Previously filed as exhibits to Onsite's Form 10-QSB, as filed for the quarter ended December 31, 1995.

***** Previously filed as exhibits to Onsite's Form 10-QSB, as filed for the quarter ended March 31, 1996.

****** Previously filed as exhibits to Onsite's Form 10-KSD, as filed for the year ended June 30, 1996

b)    REPORTS ON FORM 8-K

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Onsite has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ONSITE ENERGY CORPORATION

Date:  October 8, 1997            By:   RICHARD T. SPERBERG
                                  Richard T. Sperberg, President

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Onsite has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONSITE ENERGY CORPORATION


Date: October 8, 1997              By: CHARLES C. MCGETTIGAN
                                   Charles C. McGettigan
                                   Chairman of the Board and Outside Director



Date: October 8, 1997              By: RICHARD T. SPERBERG
                                   Richard T. Sperberg
                                   President, Chief Executive Officer, Chief
                                   Financial Officer, Principal Accounting
                                   Officer and Director

Date: October 8, 1997              By: WILLIAM M. GARY III
                                   William M. Gary, III
                                   Executive Vice President, Chief Operating
                                   Officer, Corporate Secretary and Director

Date: October 8, 1997              By: TIMOTHY G. CLARK
                                   Timothy G. Clark
                                   Outside Director

Date: October 8, 1997              By: H. TATE HOLT
                                   H. Tate Holt
                                   Outside Director

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITOR'S REPORT - Hein + Associates LLP.......................F-2

CONSOLIDATED BALANCE SHEET - June 30, 1997.................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years ended
      June 30, 1997 and 1996...............................................F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - For the
      Years ended June 30, 1997 and 1996...................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years ended
      June 30, 1997 and 1996...............................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENT..................................F-7

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Onsite Energy Corporation
Carlsbad, California


We have audited the accompanying consolidated balance sheet of Onsite Energy Corporation and subsidiaries (the "Company") as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onsite Energy
Corporation and subsidiaries at June 30, 1997 and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP
Certified Public Accountants


Orange, California
August 28, 1997

                           ONSITE ENERGY CORPORATION
                          Consolidated Balance Sheet
                                 June 30, 1997
                                    Assets

Current Assets:
    Cash                                                      $        526,894
    Cash-restricted                                                    194,764
    Accounts receivable, net of allowance for doubtful
      accounts of $40,000                                              864,954
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                         100,738
    Other assets                                                        20,732
                                                              -----------------
           TOTAL CURRENT ASSETS                                      1,708,082

Cash-restricted                                                         78,403
Costs incurred on future projects                                        1,409
Property and equipment, net of accumulated depreciation
  and amortization                                                      44,627
Goodwill, net of amortization of $933,333                              266,667
Other                                                                   24,155
                                                               ----------------
           TOTAL ASSETS                                        $     2,123,343
                                                               ================

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                            $      971,396
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                         149,853
    Current portion of notes payable                                   111,872
    Accrued expenses and other liabilities                             505,294
                                                                ---------------
          TOTAL CURRENT LIABILITIES                                  1,738,415

Long-Term Liabilities:
    Related party notes payable                                         46,804
    Accrued future operation and maintenance costs
      associated with energy services agreements                       421,432
                                                                 --------------
          TOTAL LIABILITIES                                          2,206,651
                                                                 --------------
Commitments and contingencies (Notes 4, 12 and 13)

Shareholders' Equity (Deficit):
     Preferred Stock, Series A, 4,000 shares authorized,
        none issued and outstanding
     Preferred Stock, Series B, 625,000 shares authorized,
        none issued and outstanding
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares
           authorized, 10,944,172 issued and outstanding                10,942
        Class B common stock, 1,000 shares authorized,
           none issued and outstanding
    Additional paid-in capital                                      17,052,963
    Accumulated deficit                                            (17,147,213)
                                                               ----------------
        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           (83,308)
                                                               ----------------
TOTAL LIABILTIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $     2,123,343
                                                               ================

The accompanying notes are an integral part of the financial statements

                           ONSITE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                      1997            1996

Revenues                                      $    9,561,375    $   22,722,728

Cost of sales                                      6,692,198        17,566,988
                                              ---------------   ---------------
    Gross Margin                                   2,869,177         5,155,740

Selling, General, and Administrative Expenses      3,726,095         3,748,988
Loss on disposition of partnership interests         425,240                 -
Loss on disposition of Lanakai                             -           296,128
Gain on sale of assets                               (17,686)                -
                                              ---------------    --------------
     Operating income (loss)                      (1,264,472)        1,110,624
                                              ---------------    --------------
Other income (expense):
   Interest (expense)                               (159,028)         (270,088)
   Interest income                                    43,402            29,728
                                              ---------------    --------------
     Total other income (expense)                   (115,626)         (240,360)
                                              ---------------    --------------
Income (loss) before provision
   for income taxes                               (1,380,098)          870,264

Provision for income taxes                             8,500            51,000
                                              ---------------    --------------
Net income (loss)                             $   (1,388,598)    $     819,264
                                              ===============    ==============
Net income (loss) per Class A common share    $        (0.13)    $        0.03
                                              ===============    ==============
Weighted average shares outstanding               10,818,498         6,639,837
                                              ===============    ==============


The accompanying notes are an integral part of the financial statements.

                            ONSITE ENERGY CORPORATION
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                          Common Stock                   Preferred Stock
                                          Class A                Series A           Series B
                                       Shares       Amount      Shares   Amount    Shares   Amount
Balance, July 1, 1995                 5,418,995   $   5,418     3,910    $    4    617,436  $  617

Issued to Onsite 401k plan               50,989          51

Conversion of accounts
  payable to Class A common stock       162,796         163

Issued pursuant to legal settlement     158,416         158

Common shares issued for
  Series A and B preferred dividends    283,445         284

Conversion of Series A
  preferred stock                        93,740          94      (100)

Conversion of Series B
  preferred stock                        11,795          12                        (11,795)    (12)

Exercise of stock options                83,287          83

Common shares issuable for Series
  A and B preferred dividends

Net Income
----------------------------------------------------------------------------------------------------
Balance June 30, 1996                 6,263,463       6,263     3,810         4    605,641     605

Issued to Onsite 401k plan               48,562          49

Conversion of accounts payable
 to Class A common stock                62,077           63

Common shares issued for Series
  A and B preferred dividends           347,048         347

Conversion of Series A
  preferred stock                     3,571,494       3,571    (3,810)       (4)

Conversion of Series B
  preferred stock                       605,641         605                       (605,641)    (605)

Exercise of stock options                45,887          44

Net Loss
-----------------------------------------------------------------------------------------------------
Total to June 30, 1997               10,944,172      10,942         -    $    -          -  $     -
-----------------------------------------------------------------------------------------------------

                            ONSITE ENERGY CORPORATION
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
                                    (CONTINUED)

                                                      Additional
                                      Common Shares    Paid-In     Accumulated
                                         Issuable      Capital       Deficit      Total
Balance, July 1, 1995                $   44,161    $15,388,386  $(15,365,854) $   72,732

Issued to Onsite 401k plan              (44,161)        44,110                         -

Conversion of accounts
  payable to Class A common stock                      146,114                   146,277

Issued pursuant to legal settlement                    124,842                   125,000

Common shares issued for
  Series A and B preferred dividends                   603,302      (603,586)          -

Conversion of Series A
  preferred stock                                          (94)                        -

Conversion of Series B
  preferred stock                                          -                           -

Exercise of stock options                                29,809                    29,892

Common shares issuable for Series
  A and B preferred dividends            608,439            -      (608,439)           -

Net Income                                                          819,264       819,264
--------------------------------------------------------------------------------------------------------------
Balance June 30, 1996                    608,439     16,336,469   (15,758,615)  1,193,165

Issued to Onsite 401k plan                               24,931                    24,980

Conversion of accounts payable
 to Class A common stock                                 66,972                    67,035

Common shares issued for Series
  A and B preferred dividends           (608,439)       608,092

Conversion of Series A
  preferred stock                                        (3,567)

Conversion of Series B
  preferred stock                                          -                            -

Exercise of stock options                                20,066                    20,110

Net Loss                                                           (1,388,598) (1,388,598)
------------------------------------------------------------------------------------------
Total to June 30, 1997                 $       -   $  17,052,963  $(17,147,213) $ (83,308)
------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           ONSITE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                         1997            1996
Cash flows from operating activities:

Net income (loss)                                   $ (1,388,598)  $   819,264

Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
       Amortization of goodwill                          400,000       490,000
       Amortization of acquired contract costs           399,032       205,681
       Additions (reductions) to reserve
         for future operation and
         maintenance costs                               (45,925)      104,652
       Provision for bad debts                            37,093        18,700
       Depreciation and amortization                     187,077       209,570
       Loss on disposition of
         partnership interests                           425,240             -
       (Gain) on sale of assets                          (17,686)            -
Change in operating assets and
  liabilities:
       Accounts receivable                               747,923    (1,255,552)
       Increase (decrease) in billings
         related to costs and estimated earnings
         on uncompleted contracts                        921,512    (1,538,301)
       Other assets                                      260,322        50,769
       Cash-restricted                                   (50,467)      206,366
       Accounts payable                               (1,464,594)    1,914,323
       Accrued expenses and other liabilities           (344,632)      402,527
       Deferred income                                   (25,000)     (325,000)
                                                     --------------------------
       Net cash provided by operating activities          41,297     1,302,999
                                                     --------------------------
Cash flows from investing activities:
       Purchases of property and equipment                (4,473)      (43,907)
       Proceeds from sale of assets                      540,081       214,426
                                                      -------------------------
       Net cash provided by investing activities         535,608       170,519
                                                      -------------------------
Cash flows from financing activities:
       Proceeds from exercise of stock options            45,090        29,892
       Repayment of long-term debt                    (1,071,571)     (535,356)
       Repayment of capital lease obligations                  -        (3,589)
                                                      -------------------------
       Net cash provided by financing activities      (1,026,481)     (509,053)
                                                      -------------------------
       Net increase (decrease) in cash                  (449,576)      964,465

Cash, beginning of year                                  976,470       (85,751)

Less: Cash in Lanikai and cash included in net
  assets held for sale                                         -       (73,746)
                                                      -------------------------
Cash, end of year                                     $   526,894   $  976,470
                                                      =========================
Supplemental disclosures of non-cash
  transactions:

       Payment of Series A and Series B
         preferred dividends with common stock        $      347     $ 608,439
       Payment of accounts payable with
         common stock                                     67,035       146,277
       Payment of legal settlement with
         common stock                                          -       125,000
       Conversion of preferred stock to
         common stock                                      4,176             -

Supplemental disclosures of cash
  transactions:

       Interest paid                                     159,028       258,267
       Income taxes paid                                  41,290         9,100


The accompanying notes are an integral part of the financial statements

                              ONSITE ENERGY CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     _______


1.    BUSINESS ACTIVITY

BACKGROUND

Onsite  Energy  Corporation ("Onsite") is an energy efficiency services company
(ESCO) that develops, designs, constructs, owns and operates comprehensive energy efficiency projects and assists customers in reducing the cost of purchased electricity and fuel. Onsite also offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is Onsite's mission to be a premier provider of energy efficiency solutions for institutional, commercial and industrial customers.

Onsite was formed pursuant to a reorganization between Western Energy Management, Inc., a Delaware corporation ("Western"), and Onsite Energy, a California corporation formed in 1982 ("Onsite Energy"), which was effective February 15, 1994. Under the reorganization, Onsite Energy merged with and into Onsite and a newly formed subsidiary of Onsite merged with and into Western, which survived and became a wholly owned subsidiary of Onsite. This transaction was accounted for as a purchase of Onsite Energy by Onsite.

Onsite also owned general and limited partnership interests in Television City Cogen, L.P., a California limited partnership ("TCC"). Onsite owned all the stock of Onsite/TCC Corp., a Delaware Corporation ("Onsite/TCC"), which was the other partner in TCC. Thus, directly and indirectly, Onsite owned 100% of TCC. Effective February 17, 1997, Onsite sold its interests in TCC and Onsite/TCC. As a result of the sale, Onsite incurred a loss of $425,240.

Onsite also owns a general partnership interest in Onsite Partners, a California general partnership, and a general partnership interest in American Private Power II, a California general partnership, both of which are inactive.

Onsite also owned Lanikai Lighting, Inc. ("Lanikai"). Effective February 20, 1996, Onsite sold its interests in Lanikai in exchange for a royalty earnout of up to $400,000 with payments due monthly calculated as a percentage of gross sales. Such amount will be recorded as income to Onsite when received. During the fiscal year ended June 30, 1997, Onsite did not receive any such payments.

Unless the context indicates otherwise, reference to Onsite shall include all of its wholly owned subsidiaries.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Onsite and all of
its  wholly  owned  subsidiaries.   All  significant  intercompany balances and
transactions have been eliminated.

                                ONSITE ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

REVENUE RECOGNITION

Revenues on development and construction of energy efficiency projects requiring contract performance prior to commencement of deliveries are recorded using the percentage of completion method. Under this method, the revenue recognized is that portion of the total contract price that the cost expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. When the total estimated costs to complete a project exceed the total contract amount, thereby indicating a loss, the entire anticipated loss is recognized currently.

GUARANTEED SAVINGS

Ongoing revenues on contracts containing guaranteed savings to customers are recognized when the guaranteed savings are achieved. No warranties or reserves are applicable to these contracts.

SERVICE REVENUE

Revenues for development, management, marketing and similar services are recognized as the services are performed.

OPERATION AND MAINTENANCE AGREEMENTS

Commencing July 1, 1993, Onsite began entering into long term operation and maintenance agreements with its customers. In instances where estimated costs exceed estimated revenue, Onsite discounts the estimated future deficit cash flows at an appropriate long-term interest rate and recognizes expense and a related liability in its financial statements. For the year ended June 30, 1997, the liability for deferred operations and maintenance was $421,432.

RESTRICTED CASH

Restricted cash consists of amounts on deposit with financial institutions for the purpose of securing performance milestones under several of Onsite's demand side management ("DSM") contracts. Funds become available to Onsite over a period of 24 to 36 months following completion of the last contract provided certain conditions and milestones are achieved. In the event that conditions or milestones are not achieved, Onsite will be required to forfeit its right to some or all of the funds on deposit. As of June 30, 1997, Onsite believes that all conditions and milestones will be achieved and that no funds under these DSM contracts will be subject to forfeiture.

                              ONSITE ENERGY CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


COSTS INCURRED ON FUTURE PROJECTS

Costs incurred on future projects include Onsite's investment in contracts pending approval, and its cost to purchase projects from third parties, which are in the implementation process. Costs are charged to expense in relation to the progress towards completion of the implementation of the various projects. Some of the costs incurred on future projects are for projects pending regulatory approval. In the event the regulatory authority rejects those projects, costs incurred will be charged to expense. For the fiscal year ended June 30, 1997, Onsite charged to expense approximately $486,924 in previously capitalized acquisition costs for projects that will likely be rejected by the governing regulatory authority.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization are provided using the straightline method with estimated useful lives ranging from five to 20 years for office equipment, equipment, tools and vehicles. Leasehold improvements and leased equipment are amortized over the useful life or term of the respective lease, whichever is less. When an asset is sold or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recognized currently.

CASH AND CASH EQUIVALENTS

Onsite considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

GOODWILL

Goodwill consists of certain intangible assets acquired in connection with the purchase of Onsite Energy and represents the purchase price in excess of the fair value of the assets acquired adjusted to net realizable value. Goodwill is being amortized over four years using the straightline method beginning in February 1994. The carrying value of Goodwill is evaluated at least annually. Onsite considers current facts and circumstances, including expected future operating income and cash flows to determine whether it is probable that impairment has occurred.

INCOME TAXES

Onsite accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           ONSITE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Primary earnings per share is computed by subtracting the applicable year's required preferred dividends from the net income in order to determine net income attributable to common shareholders. In 1996, the required dividend was subtracted from the net income in order to determine net income attributable to common shareholders. Earnings (loss) per share and common equivalent share are then computed based on the weighted average number of shares of common stock and, if dilutive, common equivalent shares (preferred stock, options and warrants) outstanding during the period. Common stock equivalents as of June 30, 1997, were antidilutive and excluded from the earnings per share computation.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There were no impairments of long-lived assets for the year ended June 30, 1997.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Onsite currently accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (See Note 9). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. Since Onsite is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, it has elected only to comply with the disclosure requirements set forth in the Statement, which includes disclosing pro forma net income as if the fair value based method of accounting had been applied. (See Note 9.)

IMPACT OF RECENTLY ISSUED STANDARDS

In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income by common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Had this new statement been in effect for the periods presented, Onsite would report basic earnings per share for the fiscal years ended June 30, 1997, and 1996, of $(.13) and $.03. Diluted earnings per share for the fiscal years ended June 30, 1997, and 1996, would be $(.10) and $.08.

                          ONSITE ENERGY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

USE OF ESTIMATES

The preparation of Onsite's consolidated financial statements in conformity with generally accepted accounting principles requires Onsite's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Onsite's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, estimates in costs and earnings in excess of billings on uncompleted contracts, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets, and accrued future operation and maintenance costs associated with energy services agreements. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values for financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of Onsite's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt and other debt, approximates the carrying value in the consolidated financial statements at June 30, 1997.

CONCENTRATIONS OF CREDIT RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, the credit risk amounts shown do not take into account the value of any collateral or security.

                            ONSITE ENERGY CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    ACCOUNTS RECEIVABLE

      Accounts Receivable consisted of the following as of June 30, 1997:

Contract receivables
      Completed contracts                                           $  281,260
      Contracts in progress                                            148,600
                                                                    ----------
                                                                       429,860
Trade receivables                                                      475,094
                                                                    ----------
                                                                       904,954
Less: Allowance for doubtful accounts                                  (40,000)
                                                                    ----------
                                                                    $  864,954
                                                                    ==========
4.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

      Costs and estimated earnings on contracts as of June 30, 1997, consisted of the following:

Costs incurred                                                    $  7,646,678
Estimated earnings                                                   1,918,101
                                                                  ------------
                                                                  $  9,564,779

Less: Billings to date                                              (9,613,894)
                                                                  ------------
                                                                  $    (49,115)
                                                                  ============
Included in the accompanying Balance Sheet under the following captions:

      Costs and estimated earnings
      in excess of billings on
      uncompleted contracts                                        $   100,738

      Billings in excess of costs
      and earnings on
      uncompleted contracts                                           (149,853)
                                                                    -----------
                                                                    $  (49,115)
                                                                    ===========

                               ONSITE ENERGY CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.    PROPERTY AND EQUIPMENT

      Property and equipment at June 30, 1997, consisted of:

Office furniture                                                 $      64,305
Equipment and Tools                                                    463,193
Vehicles                                                                 2,450
Cogeneration Systems                                                    65,756
Leasehold improvements                                                  17,778
                                                                  ------------
                                                                       613,482
Less: Accumulated depreciation and amortization                       (568,855)
                                                                  ------------
                                                                  $     44,627
                                                                  ============

6.    NOTES PAYABLE

Notes payable at June 30, 1997, consisted of the following:

Notes payable to a third party, interest at 10.00%, with all
unpaid interest and principal due February 2, 1998.               $    111,872

Unsecured notes payable to related parties consisting of four separate notes; Interest at prime rate plus 1.00% to 2.00%
(totaling 11% to 12% at June 30, 1997) due monthly, maturing
July 1998.                                                              46,804
                                                                  ------------
Total:                                                                 158,676
Less: Current portion                                                 (111,872)
                                                                  ------------
                                                                  $     46,804
                                                                  ============

Maturities of the longterm debt as of June 30, 1997, are as follows:

         Fiscal year ending June 30,
                   1999                                            $    46,804


7.    ACCRUED EXPENSES AND OTHER LIABILITIES

      At June 30, 1997, accrued expenses and other liabilities consisted of the following:

      Payroll and Related                                          $   215,698
      Deferred Salary                                                   64,238
      Accrued Interest                                                  13,205
      Accrued Commission                                                31,500
      Accrued Other                                                    180,653
                                                                   -----------
                                                                   $   505,294
                                                                   ===========

                               ONSITE ENERGY CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.    SHAREHOLDERS' EQUITY (DEFICIT)

Class A Common Stock

Holders of Class A Common Stock are entitled to one vote per share for the election of directors and other corporate matters which shareholders are entitled or permitted to vote. Holders are entitled to receive dividends when and as declared by the Board of Directors.

WARRANTS

No warrants were issued or exercised during the fiscal year ended June 30, 1997.

As of June 30, 1997, Onsite has issued and outstanding a total of 430,311 warrants to purchase shares of its Class A Common Stock. The exercise prices range from $.88 to $18.79 per share with expiration dates ranging from September 1997 through June 1999.

9.    STOCK OPTION PLANS:

WESTERN  1990  NONSTATUTORY  STOCK  OPTION PLAN (FORMERLY WESTERN STOCK  OPTION
PLAN)

Effective February 15, 1994, Onsite adopted the Western 1990 NonStatutory Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the granting of options to directors, officers, employees and consultants to purchase up to 100,000 shares of Onsite Class A Common Stock. The 1990 Plan is administered by a committee appointed by the Board of Directors.

As of June 30, 1997, the status of the 1990 Plan was as follows:

                            Outstanding    Exercise Price       Exercisable
                              Options         Per Share           Options

July 1, 1995                    500             $6.10               500
                               -----
July 1, 1996                    500             $6.10               500
     Options Granted            500             $0.2956
     Options Canceled          (500)            $6.10
                               -----
June 30, 1997                   500             $0.2956             500
                               =====

      At June 30, 1997, no additional options have been provided for granting.

WESTERN 1991 NONSTATUTORY STOCK OPTION PLAN

Effective February 15, 1994, Onsite adopted the Western 1991 NonStatutory Stock Option Plan (the "1991 Plan"). The 1991 Plan provides for the granting of options to nonemployee directors, officers, employees and consultants to purchase up to 160,000 shares of Onsite Class A Common Stock. The 1991 Plan is administered by a committee appointed by the Board of Directors.

                             ONSITE ENERGY CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of June 30, 1997, the status of the 1991 Plan was as follows:

                         Outstanding       Exercise Price          Exercisable
                           Options            Per Share               Options

July 1, 1995               90,000         $5.3125 - $29.70            90,000
                           ------
July 1, 1996               90,000         $5.3125 - $29.70            90,000
  Options canceled         (5,000)        $29.70
                           ------
June 30, 1997              85,000         $5.3125                     85,000
                           ======

At  June  30,  1997,  no  additional  options  have  been provided for granting.

NONPLAN OPTIONS

During fiscal year 1993, Western issued stock options that were not part of the 1990 Plan or the 1991 Plan (the "Non-Plan Options"). Effective February 15, 1994, Onsite adopted the NonPlan Options, and has provided for the granting of options to various parties to purchase up to 113,000 shares of Onsite Class A Common Stock.

As of June 30, 1997, the status of the NonPlan Options was as follows:

                             Outstanding       Exercise Price      Exercisable
                               Options           Per Share            Options

July 1, 1995                   106,500        $5.3125 - $6.10
      Options canceled          (1,500)       $6.10                   103,142
                               -------
July 1, 1996                   105,000        $5.3125 - $6.10
      Options Canceled          (1,000)       $5.3125                 105,000
      Options Granted          104,000        $0.2956
      Options Canceled        (104,000)       $5.3125 - $6.10
                              --------
June 30, 1997                  104,000        $0.2956                 104,000
                              ========

At June 30, 1997, no additional options have been provided for granting.

THE ONSITE 1993 STOCK OPTION PLAN

During fiscal 1994, Onsite adopted the Onsite 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan, as amended, provides for the granting of options to directors, officers, employees and consultants to purchase up to 2,950,000 shares of Class A Common Stock and is administered by a committee appointed by the Board of Directors.

                           ONSITE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of June 30, 1997, the status of the 1993 Plan was as follows:

                           Outstanding         Exercise Price     Exercisable
                             Options              Per Share         Options

July 1, 1995                1,399,426         $0.8125 - $5.625      233,765
      Options granted       1,754,677         $0.25 - $2.25
      Options canceled     (1,263,333)        $0.25 - $0.875
      Options exercised       (83,287)        $0.25 - $0.875
                           ----------
July 1, 1996                1,807,483         $0.25 - $5.625      1,395,901
      Options granted       1,508,440         $0.24 - $5.3125
      Options canceled       (816,645)        $0.25 - $0.50
      Options exercised       (42,553)        $0.25 - $0.50
                           ----------
June 30, 1997               2,456,725         $0.24 - $5.3125     1,729,593
                           ==========

At June 30, 1997, additional options may be granted to purchase 493,275 shares of Class A Common Stock.

A summary of option transactions during the years ended June 30, 1996, and 1997, is as follows:

Fixed Options                Shares         Weighted-Average
                                             Exercise Price

July 1, 1995               1,399,426             $2.0544
Granted                    1,754,677             $0.6115
Exercised                    (83,287)            $0.3595
Canceled                  (1,263,333)            $2.0178
                          -----------
June 30, 1996              1,807,483             $0.7573
                          ===========

Fixed Options                Shares         Weighted-Average
                                             Exercise Price

July 1, 1996               1,807,483             $0.7573
Granted                    1,508,440             $0.2909
Exercised                    (42,553)            $0.4628
Canceled                    (816,645)            $0.4764
                           ----------
June 30, 1997              2,456,725             $0.5789
                           ==========

                          ONSITE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

During fiscal year ended June 30, 1997, the Compensation Committee and Board of Directors approved a price reduction for 400,440 options with original exercise prices ranging between $1.94 and $6.10 to $0.2956. This was accounted for as a reprice of options to the fair market value on the date of the repricing. The weighted average contractual life for all options as of June 30, 1997, was approximately 5.5 years, with exercise prices ranging from $0.24 to $5.31.

Proforma Information

As stated in Note 2, Onsite has not adopted the fair value accounting prescribed by FAS 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1997 and 1996 consistent with the provisions of FAS 123, Onsite's net income (loss) and net income (loss) per share would have been adjusted to the proforma amounts indicated below:

                                                           June 30,
                                                 1997                   1996

Net Income (Loss)                           $(1,471,328)             $(170,732)

Per Common Share Income (Loss)                   $(0.14)                $(0.02)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 101.93%, an expected life of three years for option shares, no dividends would be declared during the expected term of the options, and a risk-free interest rate using the monthly US Treasury T-Strip Rate at the option grant date for fiscal years ended 1997, and 1996, respectively.

The weighted-average fair value of stock options granted to employees during the years ended June 30, 1997, and June 30, 1996, was $0.19 and $0.40, respectively.

10.   INCOME TAXES

Income tax expense for the years ended June 30, 1997, and 1996, is as follows:

                                               1997            1996

Federal                                     $              $     21,000
State                                          8,500             30,000
                                            --------       ------------
                                            $  8,500       $     51,000
                                            ========       ============

                            ONSITE ENERGY CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Income tax expense for the years ended June 30, 1997, and 1996, differed from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                  1997                 1996

Computed expected tax expense (benefit)       $  (469,200)         $  295,800
Effect of alternative minimum tax                       -              21,000
State taxes, net                                    5,600              13,300
Other                                               4,400               5,600
Change in valuation allowance for
   deferred tax assets                            467,700            (284,700)
                                              -----------          ----------
                                              $     8,500          $   51,000
                                              ===========          ==========
The components of the deferred tax accounts at June 30, 1997, and 1996, are as follows:

                                            1997                 1996
Net deferred tax assets:
Litigation settlement accrual           $      6,700         $      49,500
Deferred operation & maintenance
  Reserve                                    169,200               185,100
Net Operating Loss carry forwards          4,504,600             3,983,400
Alternative minimum tax credit                15,200                26,500
Goodwill due to difference in
  amortization                               392,500               271,100
Other                                         35,500                25,900
Capital Loss Carry Forward                    66,100                     -
Vacation Accrual                              29,100                35,200
Deferred Compensation                         27,300                     -
Valuation allowance                       (5,246,200)           (4,576,700)
                                        -------------         -------------
                                        $          -          $          -
                                        =============         =============

At June 30, 1997, Onsite has a net operating loss carryforward of approximately $12,110,800, which would expire through 2011. As a result of various stock transactions, certain of these net operating loss carry forwards are subject to annual limitations of approximately $726,000 to be used in future periods.

Also, Onsite has a California net operating  loss  for  the year ended June 30,
1997,   of  $4,160,100,  which  is  also  subject  to  annual  limitations   of
approximately $726,000.

                            ONSITE ENERGY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.   RELATED PARTIES

During the fiscal year ended June 30, 1997, Onsite paid H. Tate Holt, a Director of Onsite, approximately $23,500 for consulting services rendered. In addition, Onsite has borrowed funds from two officers and directors. As of June 30, 1997, the balance outstanding on these loans was $46,804. These notes bear interest at 1.00% to 2.00% above the prime rate with interest payable monthly. For the year ended June 30, 1997, the officers and directors earned $6,433 in interest, of which $1,421 had been paid.

12.   COMMITMENTS AND CONTINGENCIES

LEASES

Onsite leases its administrative facility under a noncancellable operating lease expiring in 1998 with a five-year renewal option.

Future minimum lease payments under this operating lease is as follows:

       YEAR ENDING JUNE 30,
      1998                                            $  180,680
      1999                                                15,056
                                                      ----------
      Total minimum lease payments                    $  195,736
                                                      ==========

Total rent expense, including monthtomonth equipment rentals, was $272,641 and $272,591 in 1997, and 1996, respectively.

ENVIRONMENTAL COSTS

Onsite is subject to federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessments are probable, and the costs can be reasonably estimated. At June 30, 1997, there is no known pending actions or related notices with respect to environmental matters. Although the level of future expenditures for environmental matters cannot be determined with any degree of certainty, it is management's opinion that such costs when determined will not have a material adverse effect on the financial position or results of operations of Onsite.

GUARANTEED SAVINGS

Onsite is contingently liable to its customers pursuant to contractual terms in the event annual guaranteed savings are not achieved by the customer.

LITIGATION

Onsite is involved in certain legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without material effect on Onsite's consolidated financial position.

                         ONSITE ENERGY CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.   DEFINED CONTRIBUTION PLAN

Onsite sponsors a 401(k) defined contribution plan, which covers substantially all employees. Onsite contributions are determined annually at the discretion of management and vest at the rate of 20% per year of employment. During the years ended June 30, 1997 and 1996, Onsite's matching contribution was $43,088 and $37,977, respectively.

14.   SIGNIFICANT CUSTOMERS

Revenues from three customers accounted for 32% (10%, 9%, 13% each) of total revenues in fiscal 1997, and revenues from three other customers accounted for 53% (22%, 18%, 13%) of total revenues in fiscal 1996.

15.   CONCENTRATION OF CREDIT RISK

Onsite operates in one industry segment, energy services. Onsite's customers generally are located in the Western United States. Financial instruments that subject Onsite to credit risk consist principally of accounts receivable and costs and estimated earnings in excess of billings.

At June 30, 1997, accounts receivable, and costs and estimated earnings in excess of billings totaled $1,005,692, and Onsite has provided an allowance for doubtful accounts of $40,000.

For the years ended June 30, 1997, and 1996, bad debts totaled $37,093 and $18,700 respectively.

Onsite performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

At June 30, 1997, Onsite maintained cash balances with a commercial bank, which were approximately $405,000 in excess of FDIC insurance limits.

16.   SUBSEQUENT EVENTS

On September 11, 1997, Onsite issued warrants to acquire common stock to an officer/director and another board member in exchange and as consideration for posting the necessary collateral and personal guarantees for a payment and performance bond required on a construction project. The exercise of the warrants will result in the right of the related parties to acquire 525,988 shares of Onsite's Class A Common Stock.