Form 10KSB/A
period 1997-06-30
ONSITE ENERGY CORP
filed 1997-10-17
CIK 909171

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                            FORM 10-KSB/A No. 1

(Mark One)
<checked-box> ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June_30,_1997.

<square> TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                                    PART II

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

23.1    Consent of Independent Auditors

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

                                  ONSITE ENERGY CORPORATION

Date:  October 13, 1997           By:   RICHARD T. SPERBERG
                                  Richard T. Sperberg, President

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
------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           ONSITE ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                                         1997            1996
Cash flows from operating activities:

Net income (loss)                                   $ (1,388,598)  $   819,264

Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
       Amortization of goodwill                          400,000       490,000
       Amortization of acquired contract costs           399,032       205,681
       Additions (reductions) to reserve
         for future operation and
         maintenance costs                               (45,925)      104,652
       Provision for bad debts                            37,093        18,700
       Depreciation and amortization                     187,077       209,570
       Loss on disposition of
         partnership interests                           425,240             -
       (Gain) on sale of assets                          (17,686)            -
Change in operating assets and
  liabilities:
       Accounts receivable                               747,923    (1,255,552)
       Increase (decrease) in billings
         related to costs and estimated earnings
         on uncompleted contracts                        921,512    (1,538,301)
       Other assets                                      260,322        50,769
       Cash-restricted                                   (50,467)      206,366
       Accounts payable                               (1,464,594)    1,914,323
       Accrued expenses and other liabilities           (344,632)      402,527
       Deferred income                                   (25,000)     (325,000)
                                                     --------------------------
       Net cash provided by operating activities          41,297     1,302,999
                                                     --------------------------
Cash flows from investing activities:
       Purchases of property and equipment                (4,473)      (43,907)
       Proceeds from sale of assets                      540,081       214,426
                                                      -------------------------
       Net cash provided by investing activities         535,608       170,519
                                                      -------------------------
Cash flows from financing activities:
       Proceeds from exercise of stock options            45,090        29,892
       Repayment of long-term debt                    (1,071,571)     (535,356)
       Repayment of capital lease obligations                  -        (3,589)
                                                      -------------------------
       Net cash provided by financing activities      (1,026,481)     (509,053)
                                                      -------------------------
       Net increase (decrease) in cash                  (449,576)      964,465

Cash, beginning of year                                  976,470        85,751

Less: Cash in Lanikai and cash included in net
  assets held for sale                                         -       (73,746)
                                                      -------------------------
Cash, end of year                                     $   526,894   $  976,470
                                                      =========================
Supplemental disclosures of non-cash
  transactions:

       Payment of Series A and Series B
         preferred dividends with common stock        $      347     $ 608,439
       Payment of accounts payable with
         common stock                                     67,035       146,277
       Payment of legal settlement with
         common stock                                          -       125,000
       Conversion of preferred stock to
         common stock                                      4,176             -

Supplemental disclosures of cash
  transactions:

       Interest paid                                     159,028       258,267
       Income taxes paid                                  41,290         9,100


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