Form 10KSB/A
period 1997-06-30
ONSITE ENERGY CORP
filed 1997-10-28
CIK 909171

U. S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                            FORM 10-KSB/A NO. 2

(MARK ONE)
<CHECKED-BOX> ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE_30,_1997.

<SQUARE> TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO_________

                      COMMISSION FILE NUMBER 1-12738

                         ONSITE ENERGY CORPORATION
              (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                 33-0576371
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

        701 PALOMAR AIRPORT ROAD, SUITE 200
              CARLSBAD, CALIFORNIA                       92009
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                              (760) 931-2400
                        (ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON
                                    WHICH REGISTERED
CLASS A COMMON STOCK                OTC BULLETIN BOARD

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  <CHECKED-BOX>   NO  <SQUARE>

CHECK IF NO DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. <SQUARE>

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $9,561,375

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS: $1,835,946 AS OF SEPTEMBER 22, 1997.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 22, 1997, IS 10,944,172.

DOCUMENTS INCORPORATED BY REFERENCE: NONE


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

The following table sets forth the persons currently serving as directors of Onsite, and certain information with respect to those persons.


Director                         Age                       Director Since

Charles C. McGettigan            52                             1993

Richard T. Sperberg              46                             1982 (1)

William M. Gary III              46                             1982 (1)

H. Tate Holt                     45                             1994

Timothy G. Clark                 58                             1994

(1)  Includes time of service with Onsite-Cal.

BACKGROUND OF DIRECTORS

CHARLES C. MCGETTIGAN. Mr. McGettigan has been a director of Onsite since its inception in 1993, and began serving as the Chairman of the Board in December 1994. Mr. McGettigan became a director of Western Energy Management, Inc., currently a wholly-owned subsidiary of Onsite ("Western"), in May 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P., a merchant banking fund. Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm, in 1988. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. He currently serves on the Boards of Directors of digital dictation inc., I-Flow Corporation, Modtech, Inc., NDE Environmental Corporation, Phoenix Network, Inc., PMR Corporation, Sonex Research, Inc. and Wray-Tech Instruments, Inc. Mr. McGettigan is a graduate of Georgetown University, and received his MBA from The Wharton School of Business of the University of Pennsylvania.

RICHARD T. SPERBERG. Mr. Sperberg has been a director, and the Chief Executive Officer and President, of Onsite since its inception in 1993, and currently also serves as the Chief Financial Officer. He has been the Chief Executive Officer of Western since January 1993, and began serving as a director of Western in February 1994. In 1982, Mr. Sperberg co-founded Onsite-Cal, and served as President, Chief Executive Officer and a director until February 1994, when Onsite-Cal and Western reorganized into Onsite. Mr. Sperberg has been involved in project management of energy efficiency, advanced energy technologies, alternative energy and cogeneration projects for twenty (20) years, with specific management experience with Onsite-Cal, the Gas Research Institute, and the U.S. Department of Energy. He holds a Masters of Science in Nuclear Engineering from the University of California, Los Angeles, and a Bachelor of Science in Nuclear Engineering from the University of California, Santa Barbara. Mr. Sperberg previously served on the Boards of Directors of the American Cogeneration Association and the San Diego Cogeneration Association, and currently serves on the Board of Directors of the National Association of Energy Service Companies ("NAESCO"), and as NAESCO's First Vice President.

WILLIAM M. GARY III. Mr. Gary has been the Executive Vice President, Secretary and a director of Onsite since its inception in 1993. Mr. Gary co-founded Onsite-Cal in 1982, and served as the Chairman of the Board and the Executive Vice President of Onsite-Cal until February 1994, when Onsite-Cal and Western reorganized into Onsite. Mr. Gary has been involved in energy efficiency, alternative energy and cogeneration projects for twenty (20) years. Prior to co-founding Onsite-Cal, Mr. Gary was a consultant with Arco Solar and held numerous management positions with San Diego Gas & Electric in the alternative energy and conservation fields. He currently serves as a member of the Board of Directors of the San Diego Cogeneration Association. Mr. Gary holds a Bachelor of Science in Mechanical Engineering from California Polytechnic University. He is a licensed professional engineer in California and a Certified Energy Manager.

H. TATE HOLT. Mr. Holt has been a director of Onsite since May 1994. Mr. Holt currently is the President of Holt & Associates, a corporate growth management consulting firm, and has held that position since July 1990. Previously, from 1987 to 1990, Mr. Holt was Senior Vice President of Automatic Data Processing, Inc. ("ADP"), in Santa Clara, California. Mr. Holt has over twenty (20) years of experience in various senior sales and marketing positions with Fortune 50 and Inc. 500 companies, including IBM, Triad Systems and ADP. He has participated in major restructuring and strategic planning in several divisions of each of these companies. Since 1990, Holt & Associates has assisted its small and medium-sized clients in developing and achieving aggressive growth targets. Mr. Holt currently serves on the Board of Directors of DBS Industries, Inc., and is the author of the book "The Business Doc - Prescriptions for Growth." Mr. Holt holds an A.B. from Indiana University.

TIMOTHY G. CLARK. Mr. Clark began serving as a director of Onsite in October 1994. The former President and Chief Executive Officer of KA Industries, Inc., a privately owned corporation that manufactures and sells premium gift baked goods, Mr. Clark currently serves as a consultant to a variety of clients through his own firm, T.G. Clark & Associates. From 1991 to 1994, Mr. Clark was a managing partner at Hankin & Co., a consulting company focusing on business and financial planning, including turnarounds. He currently serves on Board of Directors of Orchids Paper Products Company. Mr. Clark holds an A.B. from the University of Southern California and a Master of Business Administration from the Harvard University Graduate School of Business.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Onsite directors, executive officers and persons who own more than ten percent (10%) of Onsite's Class A Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and, as applicable, the American Stock Exchange (the "AMEX") or the National Association of Securities Dealers (the "NASD"). Directors, officers and stockholders of more than ten percent (10%) of Onsite's Class A Common Stock are required by the SEC regulations to furnish Onsite with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to Onsite, or written representations that such filings were not required, Onsite believes that since July 1, 1996, through the end of its most recent fiscal year, all Section 16(a) filing requirements applicable to its directors, officers and stockholders of more than ten percent (10%) of Onsite's Class A Common Stock were complied with except as follows: (i) one (1) report (Form 5) covering three (3) transactions inadvertently was filed late by Mr. Holt; (ii) one (1) report (Form 5) covering two (2) transactions inadvertently was filed late by Mr. Clark; and (iii) one (1) report covering one (1) transaction inadvertently was filed late by Mr. Schall. Additionally, Onsite has not received copies of a Form 5 from two (2) former officers of Onsite.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of Onsite. *


Name                     Positions with Onsite         Age   Office Held Since

Charles C. McGettigan    Chairman of the Board          52          1994

Richard T. Sperberg      President, Chief Executive     46          1982 (1)
                         Officer, Chief Financial
                         Officer

William M. Gary III      Executive Vice President,      46          1982 (1)
                         Secretary

Hector A. Esquer         Vice President                 39          1991 (1)

Frank J. Mazanec         Vice President                 49          1992 (1)

Keith G. Davidson        Vice President                 46          1994

Hugh E. Schall           Vice President                 56          1996

* Michael C. McMurtry served as Vice President of Onsite until his resignation in February 1997, and William G. Gang served as Vice President of Onsite until his resignation in July 1997.

(1)  Includes time of service with Onsite-Cal.

Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. No family relationship exists between any of the officers or directors.

BACKGROUND OF EXECUTIVE OFFICERS

For the business backgrounds of Messrs. McGettigan, Sperberg and Gary, see BACKGROUND OF DIRECTORS above.

HECTOR A. ESQUER. Mr. Esquer is a professional engineer licensed in the states of California and New Mexico. Mr. Esquer joined Onsite-Cal in 1986, and is responsible for the overall management of project implementation. Mr. Esquer previously was a Project Engineer for San Diego Gas & Electric and Fluor Corporation. Mr. Esquer holds a Bachelor of Science in Electrical Engineering from San Diego State University and is a Certified Energy Manager.

FRANK J. MAZANEC. Since 1992, Mr. Mazanec has been employed by Onsite and its predecessor, Onsite-Cal. Mr. Mazanec is a licensed professional engineer in Colorado. Over the past twenty (20) years, he has developed and managed over One Hundred Million Dollars ($100,000,000) in energy generation, waste management and environmental projects. Prior to joining Onsite-Cal in 1992, Mr. Mazanec served as West Coast Regional Director for Wheelabrator Technologies, which included responsibility for the Spokane and Pierce County, Washington and Baltimore, Maryland, Waste-to-Energy facilities. In 1990, he formed Integrated Waste Management, Inc., through which he served as a consultant to Onsite-Cal until joining Onsite-Cal in 1992. Mr. Mazanec is responsible for managing one of Onsite's internal business units. Mr. Mazanec has a Bachelor of Science in Civil Engineering from the University of Vermont, a Bachelor of Science in Economics and Finance from Fairleigh Dickinson University, and a Master of Business Administration from the University of Southern California.

KEITH G. DAVIDSON. Mr. Davidson has been a Vice President of Onsite since 1994, and has over twenty (20) years of diversified management experience in energy and environmental technology, product commercialization and market development. Mr. Davidson is responsible for Onsite's professional services practice and energy services business in Northern California, Texas and the mid-West. Prior to joining Onsite in 1994, Mr. Davidson was Director, Power Generation and Transportation Systems for the Gas Research Institute in Chicago, Illinois, where he led the gas industry's collaborative development programs directed at natural gas growth markets of electric power generation, cogeneration and natural gas vehicles. Mr. Davidson was past President of the American Cogeneration Association, and a member of the American Society of Heating, Refrigerating and Air Conditioning Engineers, and currently serves as the co-Chairman of CADER. He is the recipient of several industry honors, including the Association of Energy Engineers' Cogeneration Professional of the Year in 1989, and was inducted into the American Gas Association's Industrial and Commercial Hall of Flame. Mr. Davidson is responsible for managing one of Onsite's internal business units. He earned a Bachelor of Science in Mechanical Engineering from the University of Missouri and a Master of Science in Mechanical Engineering from Stanford University.

HUGH E. SCHALL. Mr. Schall joined Onsite in 1996 and is responsible for Onsite's professional and energy services provided to heavy industry. Mr. Schall is a registered Professional Engineer in nineteen (19) states and has designed facilities for the power, oil and gas, chemical, and pulp and paper industries. Prior to joining Onsite, Mr. Schall was an Executive Vice President with HNTB Corporation, where his responsibilities covered the firm's design practice in the Western United States. Mr. Schall was the principal-in-charge of the design that won the 1987 American Consulting Engineers Council's (ACEC) highest award, the "Grand Conceptor," for the I-90 Mt. Baker Ridge Tunnel in Seattle, Washington. This same project also won the American Society of Civil Engineers' (ASCE) and the National Society of Professional Engineers' (NSPE) highest design awards. Mr. Schall's design for the Anti-Siltation Project at the Port of Grays Harbor, Washington, and Paper Recycling Facility for Stone Container at Missoula, Montana, also won ACEC grand awards. He has operated oil, gas and nuclear fired power plants, and has managed recycled pulp and paper operations.
Mr. Schall earned a Bachelor of Science in Engineering from the U.S. Naval Academy, and a Master of Business Administration from Golden Gate University.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid for the past three (3) fiscal years by Onsite and its predecessors for services of Mr. Sperberg (President, Chief Executive Officer and Chief Financial Officer), and the four (4) most highly compensated executive officers:
Messrs. Gary (Executive Vice President and Secretary), Mazanec (Vice President), Davidson (Vice President) and Gang (former Vice President).

                        SUMMARY COMPENSATION TABLE


                                                                                     Long Term Compensation

                                   Annual Compensation                          Awards                      Payouts

                                                                               Restricted    Securities     LTIP Pay-  All Other
                                                            Other Annual        Stock         Underlying     outs       Compensation
Name and           Fiscal      Salary         Bonus         Compensation        Award(s)      Options         ($)            ($)
Principal Position Year        ($)            ($)            ($)                ($)            (#)

Richard T.         1997        $136,000       $-0-          $15,781 (1)         -0-           356,716 (4)    -0-        $ -0-
Sperberg,          1996        $130,000       $13,473       $15,953 (1)         -0-           375,205 (5)    -0-        $ -0-
CEO and President  1995        $145,000       $-0-          $7,501 (1)          -0-           -0- (6)        -0-        $ -0-

William M. Gary    1997        $120,000       $-0-          $7,953 (1)          -0-           78,870 (7)     -0-        $ -0-
III,               1996        $115,000       $4,504        $12,945 (1)         -0-           145,361 (8)    -0-        $ -0-
EVP and Secretary  1995        $124,000       $-0-          $8,178 (1)          -0-           -0- (9)        -0-        $ -0-

Frank J. Mazanec,  1997        $127,000       $-0-          $64,471 (1) (2)     -0-           277,652 (10)   -0-        $ -0-
Vice President     1996        $120,000       $8,815        $49,663 (1) (2)     -0-           142,904 (11)   -0-        $ -0-
                   1995        $122,167       $-0-          $7,667 (1)          -0-           -0- (12)       -0-        $ -0-

Keith G. Davidson  1997        $102,000       $-0-          $20,838 (1) (2)     -0-           119,118 (13)   -0-        $ -0-
Vice President     1996        $105,000       $1,426        $43,860 (1) (2)     -0-           137,597 (14)   -0-        $ -0-
                   1995        $110,625       $-0-          $5,459 (1)          -0-           -0- (15)       -0-        $ -0-

William G. Gang,   1997        $105,000       $-0-          $39,656 (1) (2) (3) -0-           35,251 (16)    -0-        $ -0-
Vice President     1996        $100,000       $3,023        $33,178 (1) (2) (3) -0-           97,062 (17)    -0-        $ -0-
                   1995        $41,667        $-0-          $15,775 (1) (2) (3) -0-           70,000 (18)    -0-        $ -0-

*    Mr. Gang resigned as Vice President of Onsite effective as of July 9,
1997.

(1) Includes a company car or car expense allowance and premiums for life insurance pursuant to the terms of a written employment agreement (which terminated in February 1997), or pursuant to the terms of an offer of employment or continued employment (See EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS).

(2) Includes commissions paid or advanced in connection with negotiated customer contracts pursuant to the commission policy of Onsite.

(3) Includes temporary living accommodation expense reimbursement pursuant to the offer of employment.

(4) Includes (i) a five year option to purchase 250,000 shares of Class A Common Stock at $0.3251 per share granted on March 13, 1997, subject to vesting: 83,334 shares vest in fiscal year 1998; 83,333 shares vest in fiscal year 1999; and 83,333 shares vest in fiscal year 2000; and (ii) five year options to purchase 42,100 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, and a 10 year option to purchase 64,616 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997 (which options are fully vested).

(5) Includes (i) a five year option to purchase 150,000 shares of Class A Common Stock at $0.28 per share, as repriced on August 9, 1995, subject to vesting as follows: 50,000 shares vested in fiscal year 1995, 50,000 shares vested in fiscal year 1996, and 50,000 shares vested in fiscal year 1997; and (ii) 10 year options to purchase (a) 52,808 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (b) 107,781 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and
(c) 64,616 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options are fully vested).

(6) Mr. Sperberg previously reported a 10 year option to purchase 150,000 shares of Class A Common Stock at $0.875 per share, which subsequently was relinquished.

(7) Includes (i) a five year option to purchase 25,000 shares of Class A Common Stock at $0.3251 per share granted on March 13, 1997, subject to vesting: 8,334 shares vest in fiscal year 1998; 8,333 shares vest in fiscal year 1999; and 8,333 shares vest in fiscal year 2000; and (ii) five year options to purchase 39,200 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, and a 10 year option to purchase 14,670 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997 (which options are fully vested).

(8) Includes (i) a five year option to purchase 100,000 shares of Class A Common Stock at $0.28 per share, as repriced on August 9, 1995, subject to vesting as follows: 33,334 shares vested in fiscal year 1995, 33,333 shares vested in fiscal year 1996, and 33,333 shares vested in fiscal year 1997; and (ii) 10 year options to purchase (a) 13,608 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (b) 17,083 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and (c) 14,670 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options are fully vested).

(9) Mr. Gary previously reported a 10 year option to purchase 100,000 shares of Class A Common Stock at $0.875 per share, which subsequently was relinquished.

(10) Includes (i) a 10 year option to purchase 250,000 shares of Class A Common Stock at $0.2956 per share granted on March 13, 1997, subject to vesting: 83,334 shares vest in fiscal year 1998; 83,333 shares vest in fiscal year 1999; and 83,333 shares vest in fiscal year 2000; and (ii) five year options to purchase 9,300 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, and a 10 year option to purchase 18,352 of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997 (which options are fully vested).

(11) Includes 10 year options to purchase (i) 70,000 shares of Class A Common Stock at $0.25 per share, as repriced on August 9, 1995, subject to vesting as follows: 23,334 shares vested in fiscal year 1995, 23,333 shares vested in fiscal year 1996, and 23,333 shares vested in fiscal year 1997; (ii) 7,736 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (iii) 46,816 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and (iv) 18,352 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which above options are fully vested).

(12) Mr. Mazanec previously reported a 10 year option to purchase 70,000 shares of Class A Common Stock at $0.875 per share, which subsequently was relinquished.

(13) Includes 10 year options to purchase (i) 100,000 shares of Class A Common Stock at $0.2956 per share granted on March 13, 1997, subject to vesting as follows: 33,334 shares vest in fiscal year 1998; 33,333 shares vest in fiscal year 1999; and 33,333 shares vest in fiscal year 2000; and
(ii) 19,118 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options are fully vested).

(14) Includes 10 year options to purchase (i) 70,000 shares of Class A Common Stock at $0.25 per share, as repriced on August 9, 1995, subject to vesting as follows: 23,334 shares vested in fiscal year 1995, 23,333 shares vested in fiscal year 1996, and 23,333 shares vested in fiscal year 1997; (ii) 37,072 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (iii) 11,407 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and (iv) 19,118 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options are fully vested).

(15) Mr. Davidson previously reported a 10 year option to purchase 70,000 shares of Class A Common Stock at $0.875 per share, which subsequently was relinquished.

(16) Includes 10 year options to purchase (i) 25,000 shares of Class A Common Stock at $0.2956 per share granted on March 13, 1997, subject to vesting as follows: 8,334 shares vest in fiscal year 1998; 8,333 shares vest in fiscal year 1999; and 8,333 shares vest in fiscal year 2000; and
(ii) 10,251 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options are fully vested).

(17) Includes 10 year options to purchase (i) 70,000 shares of Class A Common Stock at $0.25 per share, as repriced on August 9, 1995, subject to vesting as follows: 23,334 shares vested in fiscal year 1996, 23,333 shares vested in fiscal year 1997, and, had Mr. Gang continued employment with Onsite, 23,333 shares would have vested in fiscal year 1998; (ii) 5,528 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (iii) 11,283 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and (iv) 10,251 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options are fully vested).

(18) Represents a 10 year option to purchase 70,000 shares of Class A Common Stock at $0.25 per share, as repriced on August 9, 1995, subject to vesting as follows: 23,334 shares vested in fiscal year 1996; 23,333 shares vested in fiscal year 1997; and, had Mr. Gang continued employment with Onsite, 23,333 shares would have vested in fiscal year 1998.

The following table sets forth options granted by Onsite to the individuals listed in the Summary Compensation Table.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             INDIVIDUAL GRANTS


                     Number of       Percentage of
                     Securities      Total
                     Underlying      Options/SARs
                     Options/SARs    Granted to       Exercise or    Market
                     Granted         Employees        Base Price     Price on Date  Expiration
Name                 (#)             In Fiscal Year   ($/Share)      of Grant       Date

Richard T. Sperberg  250,000              15.5        $0.3251        $0.2956        3/13/02
                     4,000 (1)            *           $0.2956        $0.2956        2/15/99
                     38,100 (1)           2.36        $0.2956        $0.2956        1/13/98
                     64,616 (1)           4.0         $0.2956        $0.2956        5/22/06

William M. Gary III  25,000               1.55        $0.3251        $0.2956        3/13/02
                     3,000 (1)            *           $0.2956        $0.2956        2/15/99
                     500 (1)              *           $0.2956        $0.2956        12/18/97
                     35,700 (1)           2.21        $0.2956        $0.2956        1/13/98
                     14,670 (1)           *           $0.2956        $0.2956        5/22/06

Frank J. Mazanec     250,000              15.5        $0.2956        $0.2956        3/13/07
                     4,000 (1)            *           $0.2956        $0.2956        2/15/99
                     500 (1)              *           $0.2956        $0.2956        12/18/97
                     8,800 (1)            2.22        $0.2956        $0.2956        1/13/98
                     18,352 (1)           1.14        $0.2956        $0.2956        5/22/06

Keith G. Davidson    100,000              6.2         $0.2956        $0.2956        3/13/07
                      19,118 (1)          1.19        $0.2956        $0.2956        5/22/06

William G. Gang      25,000               1.55        $0.2956        $0.2956        3/13/07
                     10,251 (1)           *           $0.2956        $0.2956        5/22/06

(1)  Represents options repriced on March 13, 1997.

*    Less than one percent (1%).


         Aggregated Option/SARs Exercises in Last Fiscal Year and
                     FISCAL YEAREND OPTION/SARS VALUES


                                                         Number of            Value of
                                                         Securities           Unexercised
                       Shares                            Underlying           In-the-Money
                       Acquired                          Unexercised          Options
                       On               Value            Options/SARs at FY   at FY End
                       Exercise         Realized         End (#)              Exercisable/
Name                   (#)              ($)              Exercisable/         Unexercisable
                                                         Unexercisable

Richard T. Sperberg    -0-              -0-              417,305/250,000      $ -0-/-0-

William M. Gary III    -0-              -0-              184,561/25,000       $ -0-/-0-

Frank J. Mazanec       -0-              -0-              156,204/250,000      $ -0-/-0-

Keith G. Davidson      -0-              -0-              137,597/100,000      $ -0-/-0-

William G. Gang        5,528            -0-              33,584/48,333        $ -0-/-0-

                      Ten Year Option/SAR Repricings


                                    Number of       Market Price                              Length of
                                    Securities      of Stock at   Exercise                    Original Option
                                    Underlying      Time of       Price at Time               Term Remaining
                                    Options/SARs    Repricing or  of Repricing  New Exercise  at Date of
                                    Repriced or     Amendment ($) or            Price         Repricing or
                                    Amended                       Amendment     ($)           Amendment
Name                  Date           (#)                          ($)

Richard T. Sperberg   8/9/95        150,000         $0.25         $3.75         $0.28         8 yr. 6 mon.
                      3/13/97       38,100          $0.2956       $5.3125       $0.2956       10 mon.
                      3/13/97       4,000           $0.2956       $5.6275       $0.2956       2 yr. 11 mon.
                      3/13/97       64,616          $0.2956       $1.9375       $0.2956       9 yr. 2 mon.

William M. Gary       8/9/95        100,000         $0.25         $3.75         $0.28         8 yr. 6 mon.
                      3/13/97       34,500          $0.2956       $5.3125       $0.2956       10 mon.
                      3/13/97       500             $0.2956       $6.10         $0.2956       9 mon.
                      3/13/97       3,000           $0.2956       $5.6375       $0.2956       2 yr. 11 mon.
                      3/13/97       14,670          $0.2956       $1.9375       $0.2956       9 yr. 2 mon.

Frank J. Mazanec      8/9/95        70,000          $0.25         $3.75         $0.25         8 yr. 6 mon.
                      3/13/97       8,800           $0.2956       $5.3125       $0.2956       10 mon.
                      3/13/97       500             $0.2956       $6.10         $0.2956       9 mon.
                      3/13/97       4,000           $0.2956       $5.6275       $0.2956       2 yr. 11 mon.
                      3/13/97       18,352          $0.2956       $1.9375       $0.2956       9 yr. 2 mon.

Keith G. Davidson     8/9/95        70,000          $0.25         $3.75         $0.25         8 yr. 6 mon.
                      3/13/97       19,118          $0.2956       $1.9375       $0.2956       9 yr. 2 mon.

William G. Gang       8/9/95        50,000          $0.25         $0.75         $0.25         9 yr. 5 mon.
                      3/13/97       10,251          $0.2956       $1.9375       $0.2956       9 yr. 2 mon.

      Report of the Board of Directors and the Compensation Committee
                        on the Repricing of Options

As discussed above, the purpose of Onsite's 1993 Stock Option Plan is to attract and retain the best personnel to Onsite and to give option recipients a greater personal stake in the success of the business. With the exercise prices on a number of options held by executive officers at several times the then current market price for Onsite's Class A Common Stock, the Board of Directors and the Compensation Committee believed the purpose of the Plan was not adequately being served. Thus, as an additional incentive to both executive officers and all employees of Onsite, the Board of Directors and the Compensation Committee approved two separate repricings of outstanding options, one in August 1995 and one in March 1997. On August 9, 1995, all outstanding options (held by executive officers and employees) that had been granted between (or were effective as
of) February 15, 1994, and the date of the repricing were repriced to the then current market price of Onsite's Class A Common Stock of $0.25 per share. On March 13, 1997, all outstanding options (held by executive officers and employees) with exercise prices of greater than $0.50 were repriced to the then current market price of $0.2956.

Compensation Committee and the Board of Directors:


     /S/ CHARLES C. MCGETTIGAN          /S/ RICHARD T. SPERBERG


     /S/ H. TATE HOLT                   /S/ WILLIAM M. GARY III


     /S/ TIMOTHY G. CLARK


               EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

Prior to February 1997, Onsite had employment agreements with the following executive officers: Mr. Sperberg, to serve as President and Chief Executive Officer; Mr. Gary, to serve as Executive Vice President, Chief Operating Officer and Secretary; and Messrs. Esquer, Mazanec and Davidson, to serve as Vice Presidents. By their terms, the various employment agreements automatically renewed for one (1) year terms unless terminated within ninety (90) days of the applicable renewal date, that is, February 15 of each year. In November 1996, Onsite notified the above executive officers that the subject employment agreements would not be renewed, and thus would be terminated effective as of February 15, 1997. The terminations were made for administrative purposes and should not be interpreted as a reflection of the performance by the above executive officers.


ONSITE STOCK OPTION AND COMPENSATION PLANS

ONSITE 1993 STOCK OPTION PLAN

Onsite's 1993 Stock Option Plan (the "Plan") was approved by the stockholders in February 1994, and is administered by the Compensation Committee. At the 1996 annual meeting, stockholders approved an amendment to the Plan increasing the number of shares subject to the Plan by an additional seven hundred fifty thousand (750,000) shares. Under the Plan, as amended, a total of two million nine hundred fifty thousand (2,950,000) shares of Class A Common Stock may be issued, of which two million three hundred fifty-eight thousand three hundred eight (2,358,308) shares were subject to options as of October 16, 1997. The Plan is a "dual plan" that provides for the grant of both Incentive and Nonqualified Stock Options. The majority of options granted to date have been Incentive Stock Options. Subject to stockholder approval which will be sought at the 1997 Annual Meeting of Stockholders, the Compensation Committee and the Board of Directors have approved amendments to the Plan (i) to increase the number of shares subject to the Plan by an additional three hundred fifty thousand (350,000) shares; and (ii) to authorize the Board of Directors to amend the Plan as necessary to comply with applicable federal and state securities law, rules and regulations, and to make discretionary grants of options to non-employee directors of Onsite.

The purpose of the Plan is to attract and retain the best personnel to Onsite and to give option recipients a greater personal stake in the success of the business. All employees, consultants, officers and directors of Onsite and any subsidiary are eligible for grants of options under the Plan. However, directors serving on the Compensation Committee as disinterested persons currently are not eligible for grants of options except for the non-discretionary options described in the Plan. The amendments to the Plan would increase the number of shares of Class A Common Stock subject to the Plan, and therefore available for grant to eligible individuals, and would allow non-employee directors, including the directors serving on the Compensation Committee as disinterested persons, to be eligible for discretionary grants of options under the Plan.

At a regular meeting of the Board of Directors held on April 23, 1997, the Board of Directors approved the grant, subject to stockholder approval, to each of the non-employee directors (Messrs. McGettigan, Holt and Clark) of options to purchase an additional twenty-five thousand (25,000) shares of Class A Common Stock of Onsite. The exercise price is the fair market value of Onsite Class A Common Stock on the date of the grant, and the term is five (5) years. The Plan currently provides for non-discretionary, or automatic, grants to each non-employee director of options to purchase twenty-five thousand (25,000) shares of Onsite Class A Common Stock on the date he or she becomes a director of Onsite, and on the anniversary of such date thereafter. Non-employee directors receive no other compensation for serving as directors of Onsite. Hence, in light of the compensation (amount and form) typically paid by other public companies to their non-employee directors, this additional grant was intended by the Board of Directors to serve as an immediate incentive to the non-employee directors to continue their service as directors of Onsite. The approval of the above amendments will constitute approval of these discretionary grants to Messrs. McGettigan, Holt and Clark, the non-employee directors of Onsite.

Additionally, currently no amendments may be made to the Plan to increase the limit on the maximum number of shares underlying the options to be granted (except for adjustments resulting from stock splits and similar events), to modify the eligibility requirements, or to increase materially the benefits accruing to participants under the Plan without stockholder approval. The Plan currently can be amended by the Board of Directors without stockholder approval in substantially all other aspects. The amendment to the Plan would allow the Board of Directors to amend the Plan as necessary to comply with applicable federal and state securities laws, rules and regulations even if such amendment otherwise would require stockholder approval because the amendment modifies the eligibility requirements or increases materially the benefits accruing to Plan participants. Any amendment to the Plan that increases the number of shares of stock available for issuance under the Plan nevertheless would continue to require stockholder approval. This amendment would allow the Board of Directors and Compensation Committee to continue to administer the Plan in the usual course of business, amending the Plan as necessary to ensure continued compliance with applicable law.

Except for non-discretionary grants of options, currently the Compensation Committee determines the recipients of options and the terms of options granted, including the exercise price, number of shares subject to the options and the conditions to exercise thereof, and the terms of any direct sales of shares underlying options. The exercise price for all options currently is to be determined by the Compensation Committee, except for non-discretionary options, and except in the case of an Incentive Stock Option to an employee who owns more than ten percent (10%) of all classes of the Onsite voting stock combined, in which case the exercise price will be one hundred ten percent (110%) of fair market value. (The amendment to the Plan would allow the Board of Directors to make discretionary grants of options to non-employee directors of Onsite, and allow the Board to determine the exercise price for such grants.) In no case will the exercise period exceed ten (10) years, and, in the case of an Incentive Stock Option for an employee who owns more than ten percent (10%) of all classes of Onsite's voting stock combined, the exercise period shall not exceed five (5) years.

Currently the Plan can be terminated at any time by the Board of Directors. If the Plan is terminated, options previously granted nevertheless shall continue in accordance with the provisions of the Plan without materially affecting the recipients' rights under such options.


ASSUMPTION OF THE OUTSTANDING OPTIONS OF WESTERN

WESTERN STOCK OPTION PLANS. Western previously maintained the following stock option plans for Western officers, directors, consultants and employees: the 1990 Amended Non-Statutory Stock Option Plan, and the 1991 Amended Non-Statutory Stock Option Plan (collectively, the "Western Plans"). Options covering an aggregate of five hundred twenty-six thousand nine hundred seventy-three (526,973) shares of Western Common Stock at exercise prices varying from eighty-eight cents ($0.88) to Nine and 63/100 Dollars ($9.63) per share were outstanding under the Western Plans as of February 15, 1994. Pursuant to the reorganization with Onsite-Cal and Western (the "Reorganization"), Onsite assumed each unexpired and unexercised option under the Western Plans, subject to adjustment as to the number of shares of Onsite Class A Common Stock and the exercise price in order to reflect the Reorganization exchange ratio (one (1) share of Onsite Class A Common Stock for five (5) shares of Western Common Stock and five
(5) times the original exercise price).

WESTERN NON-PLAN OPTIONS. Western also had granted options outside of the Western Plans (the "Western Non-Plan Options") covering an aggregate of five hundred fifty-two thousand five hundred (552,500) shares of Western Common Stock at exercise prices varying from One and 6.25/100 Dollars ($1.0625) to One and 22/100 Dollars ($1.22) per share of Western Common Stock, which were outstanding as of December 29, 1993. Pursuant to the Reorganization, Onsite assumed each of the unexpired and unexercised Western Non-Plan Options, subject to adjustment as to the number of shares of Onsite Class A Common Stock and the exercise price in order to reflect the Reorganization exchange ratio (one (1) share of Onsite Class A Common Stock for five (5) shares of Western Common Stock and five (5) times the original exercise price).

REGISTRATION. Onsite has filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, covering the shares of Onsite Class A Common Stock available under the Plan. The Registration Statement on Form S-4 dated January 11, 1994, covers the shares of Onsite Class A Common Stock issuable upon the exercise of Onsite options created by the assumption by Onsite of the Western Non-Plan Options. No new options will be granted under the Western Plans.

ONSITE 401(K) PLAN. Since 1990, through its predecessors, Onsite has implemented a 401(k) plan. The Onsite 401(k) plan provides for broad based employee participation and all Onsite employees are eligible to enroll after meeting certain criteria such as the length of employment, hours worked and age. In October 1994, the Board approved an amendment to the Onsite 401(k) plan to provide for a matching contribution of seventy-five percent (75%) of the employees' contribution (up to six percent (6%) of salary, subject to customary limitations on contributions by highly compensated individuals) in the form of Onsite Class A Common Stock.

The shares contributed by Onsite are subject to certain vesting periods. Certain officers and directors who cease participation in the Onsite 401(k) plan may not participate for at least six (6) months. Further, except in limited distributions such as termination of employment, retirement, disability or death, any Onsite Class A Common Stock distributed to any officer or director from the Onsite 401(k) plan must be held by the participant for six (6) months prior to sale. At the end of Onsite's fiscal year, one hundred twenty-two thousand eight hundred ten (122,810) shares of Onsite Class A Common Stock were earned by all participants of the Onsite 401(k) plan, of which eighty-two thousand five hundred seventy-two (82,572) shares in the aggregate (sixty-two thousand seven hundred thirty-seven (66,737) shares vested) have been earned by Messrs. Sperberg, Gary, Mazanec, Davidson and Gang.

ITEM 11. VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS THEREOF

The following table sets forth certain information with respect to the ownership of Onsite's Class A Common Stock, including Class A Common Stock issuable upon exercise of Options or Warrants exercisable within sixty (60) days, by (i) those persons known by Onsite to be the beneficial owners of more than five percent (5%) of the total number of outstanding shares of any class entitled to vote; (ii) each director and highly compensated officer; and (iii) all directors and officers of Onsite as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Onsite Class A Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of Onsite.


                                             Class A Common Stock

Name and Address                         Amount of            Percent of Class
of Beneficial Owner                      Ownership

Timothy G. Clark                         125,000 (1)          1.13
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Keith G. Davidson                        204,961 (2)          1.84
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Hector A. Esquer                         600,957 (3)          5.41
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

William M. Gang                          40,145 (4)           *
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

William M. Gary III                      2,378,873 (5)        21.54
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Gruber & McBaine Capital Mgmt.           3,168,677 (6)        28.05
50 Osgood Place
San Francisco, CA 94133

Jon D. Gruber                            3,272,177 (7)        28.97
50 Osgood Place
San Francisco, CA 94133

H. Tate Holt                             298,082 (8)          2.7
240 Wilson Way
Larkspur, CA 94939

Lagunitas Partners, L.P.
50 Osgood Place                          852,447 (9)          7.77
San Francisco, CA 94133

Frank J. Mazanec                         661,884 (10)         5.91
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

J. Patterson McBaine                     3,275,077 (11)       28.99
50 Osgood Place
San Francisco, CA 94133

Charles C. McGettigan                    2,150,457 (12)       18.84
50 Osgood Place
San Francisco, CA 94133

Proactive Investment Managers, L.P.      1,979,066 (13)       17.57
50 Osgood Place
San Francisco, CA 94133

Proactive Partners, L.P.                 1,889,422 (14)       16.82
50 Osgood Place
San Francisco, CA 94133

Hugh E. Schall                           33,334 (15)          *
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Richard T. Sperberg                      3,097,605 (16)       26.10
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Myron A. Wick III                        1,979,066 (17)       17.57
50 Osgood Place
San Francisco, CA 94133

All Directors and Officers as a Group    9,551,171 (18)       70.74
(10 persons)

(1) Includes Options to purchase 50,000, 25,000, 25,000 and 25,000 shares of Class A Common Stock exercisable until January 25, 2001, October 3, 2001, April 23, 2002, and October 3, 2002, respectively.

(2) In addition to 3,430 shares of Class A Common Stock over which Mr. Davidson has sole voting and investment power, the table reflects 170,931 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring August 9, 2005 (70,000 shares), November 20, 2005 (37,072 shares), January 25, 2006 (11,407 shares), May 22, 2006
(19,118 shares), and March 13, 2007 (33,334 shares). Additionally, the table reflects 30,600 shares held by Mr. Davidson's children.

(3) In addition to 67,020 shares of Class A Common Stock over which Mr. Esquer has sole voting and investment power, the table reflects 133,342 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring December 18, 1997 (500 shares), January 13, 1998 (11,100 shares), February 15, 1999 (3,000 shares), August 9, 2005
(50,000 shares), November 20, 2005 (5,528 shares), January 25, 2006 (33,439 shares), May 22, 2006 (13,108 shares), and March 13, 2007 (16,667 shares), and 2,865 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, and June 30, 1999.

     The table also reflects the following securities that all are subject to an Agreement of Stock Purchase and Sale: 379,757 shares of Class A Common Stock, and 17,973 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, and June 30, 1999. As previously disclosed, Messrs. Sperberg, Gary and Esquer have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of Onsite Class A Common Stock received by the sellers, pursuant to the reorganization of Onsite-Cal and Western (the "Reorganization"), with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

(4) Includes 40,145 shares of Class A Common Stock over which Mr. Gang has sole voting and investment power. As previously reported, Mr. Gang resigned as Vice President of Onsite in July 1997.

(5) In addition to 1,725,912 shares of Class A Common Stock over which Mr. Gary has sole voting and investment power, the table also reflects 192,895 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring December 18, 1997 (500 shares), January 13, 1998 (35,700 shares), February 15, 1999 (3,000 shares), August 9, 2005
(100,000 shares), November 20, 2005 (13,608 shares), January 25, 2006
(17,083 shares), May 22, 2006 (14,670 shares), and March 13, 2002 (8,334 shares), and 82,234 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, April 16, 1998, May 31, 1998, and June 30,
1999. This total does not include shares of Class A Common Stock underlying a warrant issued to Mr. Gary in connection with a loan to Onsite. The table also reflects 142,856 shares held by Mr. Gary's children.

     Additionally the table reflects the following securities that all are subject to an Agreement of Stock Purchase and Sale: 360,525 shares of Class A Common Stock, and 17,307 shares of Class A Common Stock that may be acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, and June 30, 1999. As previously disclosed, Messrs. Sperberg, Gary and Esquer have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of Onsite Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

(6) Gruber & McBaine Capital Management, a California corporation ("Gruber & McBaine"), is a general partner of Lagunitas Partners, L.P., and Proactive Investment Managers, L.P. Consequently, in addition to the 16,400 shares of Class A Common Stock over which Gruber & McBaine has sole voting and investment power, Gruber & McBaine has or shares voting or dispositive power over 2,800,248 shares of Class A Common Stock and 352,029 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, December 17, 1998, April 8, 1998, May 23, 1998, March 1, 1999, June 30, 1999, and September 11,
2002.

(7) Mr. Gruber is a general partner of Gruber & McBaine Capital Management, which is a general partner of Lagunitas Partners, L.P., and Proactive Investment Managers, L.P. Consequently, in addition to 103,500 shares of Class A Common Stock over which Mr. Gruber has sole voting and investment power, Mr. Gruber also has or shares voting or dispositive power over 2,816,648 shares of Class A Common Stock and 352,029 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, December 17, 1998, April 8, 1998, May 23, 1998, March 1, 1999, June 30, 1999, and September 11, 2002.

(8) In addition to 143,082 shares of Class A Common Stock over which Mr. Holt, as President of Holt & Associates, has sole voting and investment power, the table also reflects 125,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring January 25, 2001 (50,000 shares), May 4, 2001 (25,000 shares), April 23, 2002
(25,000 shares), and May 4, 2002 (25,000 shares). Additionally the table reflects 30,000 shares held by Mr. Holt's children.

(9) In addition to 820,477 shares of Class A Common Stock over which Lagunitas Partners, L.P. ("Lagunitas"), has sole voting and investment power, Lagunitas has or shares dispositive power over 31,970 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, and June 30, 1999.

(10) In addition to 47,932 shares of Class A Common Stock over which Mr. Mazanec has sole voting and investment power, the table also reflects 239,538 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring December 18, 1997 (500 shares), January 13, 1998 (8,800 shares), February 15, 1999 (4,000 shares), August 9, 2005 (70,000 shares), November 20, 2005 (7,736 shares), January 25, 2006
(46,816 shares), May 22, 2006 (18,352 shares), and March 13, 2007 (83,334 shares), and 3,562 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, and June 30, 1999.

     The table also reflects the following securities that all are subject to an Agreement of Stock Purchase and Sale: 353,870 shares of Class A Common Stock, and 16,982 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, and June 30, 1999. As previously disclosed, Messrs. Sperberg, Gary and Esquer have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of Onsite Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

(11) Mr. McBaine is a general partner of Lagunitas Partners, L.P., and Proactive Investment Managers, L.P. Consequently, in addition to the 106,400 shares of Class A Common Stock over which he has sole voting and investment power, Mr. McBaine has or shares voting or dispositive power over 2,816,648 shares of Class A Common Stock and 352,029 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, December 17, 1998, April 8, 1998, May 23, 1998, March 1, 1999, June 30, 1999, and September 11, 2002.

(12) Includes Options to purchase 75,000, 25,000, 25,000 and 25,000 shares of Class A Common Stock exercisable until January 25, 2001, July 13, 2001, April 23, 2002, and July 13, 2002, respectively. In addition to 21,391 shares of Class A Common Stock in which Mr. McGettigan has sole voting and investment power, Mr. McGettigan is a general partner of Proactive Investment Managers, L.P., and consequently has or shares voting or dispositive power over 1,659,007 shares of Class A Common Stock, and 320,059 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, December 17, 1998, April 8, 1998, May 23, 1998, March 1, 1999, June 30, 1999, and
September 11, 2002.

(13) Proactive Investment Managers, L.P., is a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P., and consequently has or shares voting or dispositive power over 1,659,007 shares of Class A Common Stock and 320,059 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, December 17, 1998, April 8, 1998, May 23, 1998, March 1, 1999, June
30, 1999, and September 11, 2002.

(14) In addition to 1,599,172 shares of Class A Common Stock over which Proactive Partners, L.P. has sole voting and investment power, the table reflects 290,250 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, December 17, 1998, April 8, 1998, May 23, 1998, March 1, 1999, June 30,
1999, and September 11, 2002.

(15) Includes 33,334 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring November 6, 2006 (16,667 shares), and March 13, 2007 (16,667 shares).

(16) In addition to 1,810,912 shares of Class A Common Stock over which Mr. Sperberg has sole voting and investment power, the table also reflects 500,639 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring January 13, 1998 (38,100 shares), February 15, 1999 (4,000 shares), August 9, 2005 (150,000 shares), November 20, 2005 (52,808 shares), January 25, 2006 (107,781 shares), May 22, 2006
(64,616 shares), and March 13, 2002 (83,334 shares), and 408,222 shares of
Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, April 16, 1998, May 31, 1998, June 30, 1999, and September 11, 2002. This
total does not include shares of Class A Common Stock underlying a warrant issued to Mr. Sperberg in connection with a loan to Onsite. Additionally the table reflects 36,000 shares held by Mr. Sperberg's son.

     The table also reflects the following securities that all are subject to an Agreement of Stock Purchase and Sale: 360,525 shares of Class A Common Stock and 17,307 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring November 30, 1997, December 18, 1997, January 15, 1998, and June 30, 1999. As previously disclosed, Messrs. Sperberg, Gary and Esquer have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of Onsite Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

(17) Mr. Wick is a general partner of Proactive Investment Managers, L.P., and consequently has or shares voting or dispositive power over these shares including 1,659,007 shares of Class A Common Stock and 320,059 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 27, 1998, December 17, 1998, April 8, 1998, May 23, 1998, March 1, 1999, June 30, 1999, and September 11,
2002.

(18) Includes the aggregate of ownership of Messrs. Clark, Davidson, Esquer, Gang, Gary, Holt, Mazanec, McGettigan, Schall and Sperberg as set forth in footnotes (1), (2), (3), (4), (5), (8), (10), (12), (15) and (16).

*    Less than one percent (1%).


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Grant of Warrants

In January 1997, Onsite executed an energy services agreement (the "ESA") with a customer to perform an energy analysis and audit on the customer's facilities. A condition of the ESA was that Onsite procure and maintain a payment and performance bond for one hundred percent (100%) of the construction cost set forth in the ESA.

In accordance with the terms and conditions of the ESA, Onsite procured the requisite bonds. In order to obtain the bonds, however, Onsite was required to post an irrevocable letter of credit in the amount of One Hundred Fifty Thousand Dollars ($150,000) in favor of the surety company, and Mr. Sperberg was required to execute personal guarantees and indemnity agreements. The collateral for the letter of credit consists of a deposit of funds posted by Proactive Partners, L.P. ("Proactive"), a shareholder of Onsite. Mr. McGettigan, the Chairman of the Board of Directors of Onsite, is a general partner of Proactive, and Mr. Sperberg is the President, Chief Executive Officer and Chief Financial Officer of Onsite.

In exchange, and as consideration, for the agreement by Proactive to post the necessary collateral for the letter of credit, and by Mr. Sperberg to execute the necessary guarantees and indemnity agreements, Onsite agreed
(i) to indemnify each of Proactive and Mr. Sperberg in the event Onsite defaults under the ESA and/or the bonds, and as a result of such default, the surety company seeks to draw on the letter of credit and/or enforce the personal guarantee and indemnity agreement of Mr. Sperberg, which indemnities are to be secured by the assets of Onsite; and (ii) to issue warrants to each of Proactive and Mr. Sperberg to acquire shares of Class A Common Stock of Onsite. Onsite agreed to issue warrants to Proactive representing the right to acquire two hundred thousand (200,000) shares of Class A Common Stock of Onsite at the exercise price of $0.1875 per share, which was the current price of Onsite's Class A Common Stock on the OTC Electronic Bulletin Board at the time of the meeting of the Board of Directors of Onsite held on September 11, 1997, at which meeting this transaction was approved. The number of shares that are the subject of the Proactive warrants represent twenty-five percent (25%) of the amount of the collateral posted by Proactive. Similarly, Onsite agreed to issue warrants to Mr. Sperberg representing the right to acquire three hundred twenty-five thousand nine hundred eighty-eight (325,988) shares of Onsite's Class A Common Stock at the exercise price of $0.1875 per share, which represents six percent (6%) of the aggregate amount of the bonds.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Onsite has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONSITE ENERGY CORPORATION

Date:  October 28, 1997       By:   RICHARD T. SPERBERG
                                   Richard T. Sperberg, President