Form 10QSB
period 1997-09-30
ONSITE ENERGY CORP
filed 1997-11-19
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.,  20549

                          FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934  FOR THE TRANSITION PERIOD FROM       to



Commission File Number 1-12738


                           ONSITE ENERGY CORPORATION
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                      Delaware                       33-0576371
(State or other jurisdiction of incorporation
 or organization)                                 (I.R.S. Employer
                                                   Identification No.)


701 Palomar Airport Road, Suite 200, Carlsbad, CA              92009
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (760) 931-2400


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES    X       No

The number of Class A common stock, $0.001 par value, outstanding as of November 11, 1997 is 14,644,172

                                    Onsite Energy Corporation
                                    Consolidated Balance Sheet
                                        September 30, 1997
                                            Assets

Current Assets:
  Cash                                                 $316,326
  Cash-Restricted                                       151,025
  Accounts Receivable, net of allowance for
   doubtful accounts of $15,030                         965,906
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                    227,839
  Other assets                                           26,074
                                                    -----------

     TOTAL CURRENT ASSETS                             1,687,170

Cash-restricted                                          78,990
Costs incurred on future projects                         1,409
Property and equipment, net of accumulated
  depreciation and amortization                          38,850
Goodwill, net of amortization of $1,433,333             166,667
Other                                                    24,159
                                                    -----------

     TOTAL ASSETS                                     1,997,245
                                                    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                   $1,101,784
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                     14,226
  Current portion of notes payable                       75,572
  Accrued expenses and other liabilities                391,993
                                                     ----------

     TOTAL CURRENT LIABILITIES                        1,583,575

Long-Term Liabilities:
  Related party notes payable                            31,805
  Accrued future operation and maintenance costs
   associated with energy services agreements           421,432
                                                     ----------

     TOTAL LIABILITIES                                2,036,812
                                                     ----------

Commitments and contingencies

Shareholders' Equity (Deficit):
  Preferred Stock, Series A, 4,000 shares authorized,
   none issued and outstanding                                -
  Preferred Stock, Series B, 625,000 shares authorized,
   none issued and outstanding                                -
  Common Stock, $.001 par value, 24,000,000 shares
   authorized:
   Class A common stock, 23,999,000 shares authorized,
    10,944,172 issued and outstanding                    10,942
   Class B common stock, 1,000 shares authorized,
    none issued and outstanding                               -
  Additional paid-in capital                         17,052,963
  Accumulated deficit                               (17,103,472)
                                                     ----------
    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)            (    39,567)
                                                     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)                                           $1,997,245
                                                     ----------

The accompanying notes are an integral part of the financial statements

                            Onsite Energy Corporation
                        Consolidated Statements of Operations
                                  (Unaudited)


                                         Three Months Ended
                                            September 30,
                                       1997                    1996

Revenues                            $ 2,237,805             $ 3,310,866

Cost of sales                         1,586,794               2,494,539
                                    -----------             -----------
  Gross Margin                          651,011                 816,327
                                    -----------             -----------
Selling, General,
  and Administrative Expenses           490,270                 969,728
Depreciation and Amortization           105,777                 119,769
                                    -----------             -----------

  Operating income (loss)                54,964                (273,170)
                                    -----------             -----------
Other income (expense):
  Interest (expense)                     (8,588)                (58,444)
  Interest income                         4,103                   4,672
                                    -----------             -----------
     Total other income (expense)      (  4,485)               ( 53,772)
                                    -----------             -----------

Income (loss) from operations
  before provision(benefit)
   For income taxes                      50,479                (326,942)

Provision (benefit) for
income taxes                              6,738                       -
                                    -----------             -----------

Net income (loss)                     $  43,741             $  (326,942)
                                    ===========             ===========

Net income (loss) per Class A
  common share                             *                      (0.03)
                                    ===========             ===========

Weighted average shares outstanding  10,944,172              10,535,547
                                    ===========             ===========


*Less than $0.01 per share


The accompanying notes are an integral part of the financial statements

                            Onsite Energy Corporation
                        Consolidated Statements of Cash Flows
                                  (Unaudited)

                                             Three Months Ended
                                                September 30,
                                          1997                  1996

Cash flows from operating activities:

Net income (loss)                         $    43,741           $  (326,942)

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
   Amortization of goodwill                   100,000               100,000
   Amortization of acquired contract
    costs                                           -               224,381
   Provision for bad debts                      6,772                     -
   Depreciation and amortization                5,777                19,769
Change in operating assets and liabilities:
   Accounts receivable                      (107,724)              (551,155)
   Increase (decrease) in billings
    related to costs and estimated
    earnings on uncompleted contracts       (262,728)              (129,117)
   Other assets                             (  5,346)                91,737
   Cash-restricted                            43,152               ( 43,244)
   Accounts payable                          130,388                 32,140
   Accrued expenses and other liabilities   (113,301)                     -
   Deferred income                                 -                 25,000
                                            --------               --------
   Net cash used in operating activities    (159,269)              (557,431)
                                            --------               --------
Cash flows from financing activities:

   Proceeds from exercise of stock options         -                 15,604
   Repayment of long-term debt              ( 51,299)              (135,595)
                                            --------               --------
   Net cash used in financing activities    ( 51,299)              (119,991)
                                            --------               --------
   Net increase (decrease) in cash          (210,568)              (677,422)

Cash, beginning of year                      526,894                976,470
                                            --------               --------
Cash, end of year                          $ 316,326              $ 299,048
                                           =========              =========



The accompanying notes are an integral part of the financial statements

                           ONSITE ENERGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      NOTE  1: As contemplated by the  Securities  and  Exchange  Commission
                  under   Item  310  of  Regulation  S-B,  the  accompanying
                  financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB/A for Onsite Energy Corporation ("Onsite") as of and for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

      NOTE  2:  The consolidated balance sheet as of September 30, 1997, and the consolidated statements of operations and cash flows for the three months ended September 30, 1997 and 1996, represent the financial position and results of operations of Onsite.

      NOTE  3:  Net  income  (loss) per common share is based upon  the  net income (loss)  for  the  period  divided  by  the weighted
                  average   number   of   common  shares  and if dilutive,
                  common share equivalents outstanding during the period. Common share equivalents are antidilutive for the three months ending September 30, 1997 and 1996.

      NOTE 4: On October  28, 1997, Onsite entered into a Stock Subscription
                  Agreement with Westar Capital, Inc. ("Westar Capital"), a wholly owned subsidiary of Western Resources Inc. (NYSE:WR) and completed the private placement of $2 million of its securities to Westar Capital. Westar
                  Capital purchased two million (2,000,000) shares of Onsite's Class A common Stock at fifty cents ($0.50) per share and two hundred thousand (200,000) shares of Onsite's newly created Series C convertible Preferred at five dollars ($5.00) per share. Each share of Series C Convertible Preferred Stock is convertible into five shares of Onsite's Class A Common Stock and earns a dividend of 9.75 percent per annum.

                  In a related transaction, Onsite has completed the acquisition of Westar Business Services, Inc. ("WBS"), a wholly owned indirect subsidiary of Western Resources Inc. WBS provides performance contracting services, utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. The purchase price was 1.7 million Shares of Onsite's Class A Common Stock upon closing, plus an additional 800,000 shares which have been escrowed, to be released upon the development of additional business. Westar Business Services has been renamed Onsite Business Services as a part of the transaction.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

Onsite is a comprehensive energy service company ("ESCO") that assists its customers in reducing electricity and fuel costs by developing, designing, constructing, owning and operating efficient, environmentally sound energy projects. Onsite offers a full range of professional consulting services, which include direct access planning, market assessments, business strategy and public policy analyses, utility deregulation and environmental impact/feasibility studies. It is Onsite's mission to be a premier provider of energy services solutions for industrial, institutional and commercial customers.

Onsite, a Delaware corporation, was formed pursuant to a business reorganization effective February 15, 1994 (the "Reorganization"), between Western Energy Management, Inc., a Delaware corporation formed in 1991
("Western"), and Onsite Energy, a California corporation formed in 1982 ("Onsite-Cal"). Under the Reorganization, Onsite-Cal merged with and into Onsite, and a newly formed subsidiary of Onsite merged with and into Western, which survived and became a whollyowned subsidiary of Onsite. This transaction was accounted for as a purchase of Onsite-Cal by Onsite.

As of October 31, 1997 Onsite owns all of the stock in Onsite Business Services, which provides performance contracting services, utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

Unless the context indicates otherwise, reference to Onsite shall include all of its wholly owned subsidiaries.

RESULTS OF OPERATIONS.

Revenues for the three-month period ended September 30, 1997 were $2,237,805, compared to $3,310,866 for the same period in 1996, a decrease of $1,073,061, or approximately 32.4 percent. The decrease in revenues was attributable to several smaller sized contracts in 1997 rather than one significant contract in 1996.

Cost of sales for the quarter ended September 30, 1997 was $1,586,794, compared to $2,494,539 for the quarter ended September 30, 1996, a decrease of $907,745, or approximately 36.4 percent. Gross margin for the three month period ended September 30, 1997 was $651,011 (29.0 percent of revenues), compared to $816,327 (24.9 percent of revenues). The increase in gross margin as a percentage of sales was the result of a larger percentage of consulting revenues, which generally provide higher gross margins.

Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1997 was $490,270, compared to $969,728 for the quarter ended September 30, 1996, a decrease of $479,458, or approximately 49 percent. The decrease in SG&A was primarily attributable to the continued efforts by Onsite to implement savings and expense reductions in an effort to improve overall operating results.

Net other expense for the quarter ended September 30, 1997 was $4,485, compared to $53,772 for the three month period ended September 30, 1996, a decrease of $49,287, or approximately 92 percent, is due to a decline in interest expense attributable to substantial reductions in principal balances outstanding.

Net income for the three months ended September 30, 1997 was $43,741 or less than $0.01 per share, compared to a net loss of $326,942, or $0.03 loss per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Onsite's cash and cash equivalents were $316,326 as of September 30, 1997, compared to $526,894 as of June 30, 1997. Working capital was $103,595 as of September 30, 1997, compared to $30,333 as of June 30, 1997.

Cash flows used by operating activities during the three months ended September 30, 1997 were $159,269, compared to cash flows used by operating activities of $557,431 for the same period in 1996, a decrease of $398,162. The decrease is a result of Onsite's continued efforts to implement savings and cash outflow reductions in an effort to improve overall operating results.

There were no cash flows from investing activities in either of the first three months of 1997 and 1996.

Cash flows used by financing activities were $51,299 during the three months ended September 30, 1997, compared to $119,991 for the comparable period last year. Reductions in notes payable of $51,299 in the first three months of the current fiscal year, compared to reductions in notes payable of $135,595 in the first three months of fiscal 1996.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders-Not Applicable

Item 5. Other

On October 28, 1997, Onsite entered into a Stock Subscription Agreement with Westar Capital, Inc. ("Westar Capital"), a wholly owned subsidiary of Western Resources Inc. (NYSE:WR) and completed the private placement of $2 million of its securities to Westar Capital. Westar Capital purchased two million (2,000,000) shares of Onsite's Class A common Stock at fifty cents ($0.50) per share and two hundred thousand (200,000) shares of Onsite's newly created Series C convertible Preferred at five dollars ($5.00) per share. Each share of Series C Convertible Preferred Stock is convertible into five shares of Onsite's Class A Common Stock and earns a dividend of 9.75 percent per annum.

In a related transaction, Onsite has completed the acquisition of Westar Business Services, Inc. ("WBS"), a wholly owned indirect subsidiary of Western Resources Inc. WBS provides performance contracting services, Utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. The purchase price was 1.7 million Shares of Onsite's Class A Common Stock upon closing, plus an additional 800,000 shares which have been escrowed, to be released upon the development of additional business. Westar Business Services has been renamed Onsite Business Services as a part of the transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Full disclosure of the above mentioned items in Item 5. Other, were filed with the Securities and Exchange Commission on Form 8-K, dated October 28, 1997, and filed on November 12, 1997. Financial statements of Onsite Business Services, Inc. will be filed by amendment within 60 days.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ONSITE ENERGY CORPORATION




Date:   November 11, 1997           By:   RICHARD T. SPERBERG
                                          Richard T. Sperberg
                                          President,  Chief  Financial  Officer
                                          and Principal Accounting Officer