Form 10QSB
period 1997-12-31
ONSITE ENERGY CORP
filed 1998-02-23
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C., 20549

                               FORM 10-QSB



(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934  FOR THE TRANSITION PERIOD FROM      to


Commission File Number 1-12738


                            ONSITE ENERGY CORPORATION
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                     Delaware                                  33-0576371
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                              Identification No.)


701 Palomar Airport Road, Suite 200, Carlsbad, CA        92009
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (760) 931-2400


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH  FILING  REQUIREMENTS  FOR  THE PAST 90 DAYS. YES    X       No




The number of Class A common stock, $0.001 par value, outstanding as of February 19, 1998 is 14,712,372.

                           Onsite Energy Corporation
                          Consolidated Balance Sheet
                               December 31, 1997
                                    Assets

Current Assets:
   Cash                                                       $     1,642,509
   Cash-restricted                                                    152,925
   Accounts receivable, net of allowance for doubtful
     accounts of $15,030                                            2,737,779
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                         581,084
   Other assets                                                        20,340

      TOTAL CURRENT ASSETS                                          5,134,637

Cash-restricted                                                        78,990
Costs incurred on future projects                                       1,767
Property and equipment, net of accumulated
  depreciation and amortization                                       677,408
Goodwill, net of amortization of $1,536,201                           210,664
Other                                                                  24,159

      TOTAL ASSETS                                                 $6,127,625

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $1,704,709
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                         151,135
   Current portion of notes payable                                    75,572
   Accrued expenses and other liabilities                             613,884

      TOTAL CURRENT LIABILITIES                                     2,545,300

Long Term Liabilities:
   Accrued future operation and maintenance costs
     associated with energy services agreements                       421,432

      TOTAL LIABILITIES                                             2,966,732

Commitments and contingencies

Shareholders' Equity:
   Preferred Stock, Series A, 4,000 shares authorized,
     none issued and outstanding                                         -
   Preferred Stock, Series B, 625,000 shares authorized,
     none issued and outstanding                                         -
   Preferred Stock, Series C, 1,000,000 shares authorized,
     200,000 issued and outstanding                                       200
Common Stock, $.001 par value, 24,000,000 shares authorized:
     Class A common stock, 23,999,000 shares authorized
     14,661,272 shares issued and outstanding                          14,659
     Class B common stock, 1,000 shares authorized,
     none issued and outstanding                                         -
Additional paid-in capital                                         20,191,977
Accumulated deficit                                               (17,046,303)

      TOTAL SHAREHOLDERS' EQUITY                                    3,160,533

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  6,127,265

The accompanying notes are an integral part of the financial statements.

                               Onsite Energy Corporation
                     Consolidated Statements of Operations
                                  (Unaudited)



                                     Three Months Ended     Six Months Ended
                                          December 31,         December 31,
                                    1997      1996        1997          1996



Revenues                         $3,706,109  $2,935,524  $5,943,914  $6,246,390

Cost of sales                     2,555,071   1,965,966   4,141,865   4,460,505
    Gross Margin                  1,151,038     969,558   1,802,049   1,785,885

Selling, General,
    and Administrative Expenses     938,755     943,663   1,429,025   1,913,391
Depreciation and Amortization       153,328     169,714     259,105     289,483

    Operating income (loss)          58,955    (143,819)    113,919    (416,989)

Other income (expense):
    Interest (expense)                  -       (42,386)     (8,588)   (100,830)
    Interest income                   9,271       2,704      13,374       7,376
    Other income (expense)           (5,559)        -        (5,559)        -

    Total other income (expense)      3,712     (39,682)       (773)    (93,454)


Income (loss) from operations
    before provision
    for income taxes                 62,667    (183,501)     113,146   (510,443)

Provision for income taxes            5,499          -        12,237     -

Net income (loss)             $    57,168  $  (183,501)  $  100,909  $(510,443)


Net income (loss) per
    Class A common share      $       **   $     (0.02)  $       **     $(0.05)


Weighted average shares
       outstanding             13,519,572   10,859,203   12,231,872  10,698,414



** less than $ 0.01 per share



The accompanying notes are an integral part of the financial statements.

                           Onsite Energy Corporation
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                      Six Months Ended
                                                        December 31,
                                                    1997           1996
Cash flows from operating activities:

     Net income (loss)                        $      100,909    $(510,443)

Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
     Amortization of goodwill                        202,868      200,000
     Amortization of acquired contract costs               -      363,536
     Depreciation and amortization                    56,237       89,483
Change in operating assets and liabilities:
     Accounts receivable                          (1,354,370)    (673,083)
     Increase (decrease) in costs related to
     billings and estimated earnings on
     uncompleted contracts                          (479,064)      10,060
     Other assets                                        797      243,526
     Cash-restricted                                  41,252      (43,244)
     Accounts payable and accrued expenses           801,029     (456,255)
     Deferred income                                       -       25,000

       Net cash provided (used) by operating
       activities                                   (630,342)    (751,420)

Cash flows from investing activities:
     Acquisition of Fixed Assets                    (123,190)           -

     Net cash provided (used) by investing
     activities                                     (123,190)           -

Cash flows from financing activities:
     Proceeds from issuance of stock               1,947,287            -
     Proceeds from exercise of stock options           4,964       20,110
     Repayment of long-term debt                     (83,104)    (212,372)

        Net  cash  provided  (used)  by
        financing activities                       1,869,147     (192,262)

        Net increase (decrease) in cash            1,115,615     (943,682)

Cash, beginning of year                              526,894      976,470

Cash, end of period                           $    1,642,509   $   32,788

Noncash investing and financing activities:
     Acquisition of Westar Business Services,
       Inc.:
     Accounts Receivable                      $      518,029
     Water Treatment Plants                          599,457
     Equipment                                        27,216
     Intangible and Other Assets                     147,631
     Accounts Payable                                (40,874)

        Common Stock and Paid in Capital
        to acquire WBS, Inc.                  $    1,251,459


The accompanying notes are an integral part of the financial statements.

                           ONSITE ENERGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB, as amended, for Onsite Energy Corporation ("Onsite") for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

      NOTE 2: The consolidated balance sheet as of December 31, 1997, and the consolidated statements of operations and cash flows for the three and six months ended December 31, 1997 and 1996, represent the financial position and results of operations of Onsite. The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the forthcoming year.




            **The remainder of this page left intentionally blank**

      NOTE 3: In February 1997, the Financial Accounting Standards Board issued a new statement titled "EARNINGS PER SHARE" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the three and six months ended December 31, 1996 were anti-dilutive and excluded in the earnings per share computation.

                           Onsite Energy Corporation
                              Earnings Per Share
                                  (Unaudited)

                                          For the Three              For the Six
                                           Months Ended              Months Ended
                                           December 31,              December 31,
                                         1997        1996         1997          1996

     BASIC EARNINGS PER SHARE:

Net Income (Loss)                       $ 57,168     $ (183,501)   $ 100,909    $(510,443)

Less-Preferred Stock Dividends             3,419              -        3,419            -

   Net Income applicable to common
      shareholders                      $    53,749  $ (183,501)   $  97,490    $ (510,443)


Weighted Average number of common shares 13,519,572  10,859,203   12,231,872    10,698,414

Basic Earnings (Loss) per Share        $        **   $    (0.02) $        **    $    (0.04)


     DILUTED EARNINGS PER SHARE:

Net Income from primary income per
  common share                         $    53,749   $  (183501) $   97,490     $ (510,443)

Add:  Preferred Stock Dividend               3,419            -       3,419              -

     Net Income for diluted earnings
       (loss) per share                     57,168      (183,501)   100,909       (510,443)

Weighted average number of shares
   used in calculating basic earnings
   per common share                     13,519,572    10,859,203 12,231,872     10,698,414

Add:  Common equivalent shares           1,237,480             -    866,318              -

Weighted Average number of shares used
   in calculation of diluted earnings
   per share                            14,757,052    10,859,203 13,098,190     10,698,414

   Diluted Earnings (Loss) per Share   $        **    $    (0.02) $      **     $    (0.04)


** Less than $ 0.01 per share

      NOTE 4: On October 28, 1997, Onsite Energy Corporation, Inc. entered into a Stock Subscription Agreement (the "Stock Agreement") with Westar Capital, Inc. Pursuant to the Stock Agreement, Onsite has made a private placement of Two Million (2,000,000) shares of Onsite's Class A Common Stock at Fifty Cents ($.50) per share and Two Hundred Thousand (200,000) shares of Onsite's newly created Series C Convertible Preferred Stock at Five Dollars ($5.00) per share. Each share of Onsite's Series C Convertible Preferred Stock is convertible into five shares of Onsite's Class A Common Stock and earns a dividend of 9.75% per annum.

                  In a related transaction on October 28, 1997, Onsite entered into a "Plan and Agreement of Reorganization" (the "Reorganization Agreement") with Westar Business Services, Inc., a Kansas corporation ("WBS").

                  Pursuant to the Reorganization Agreement, the parties effected a "tax free" exchange under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended (the "Reorganization"). Specifically, Onsite acquired 100% of WBS's issued and outstanding capital stock, consisting solely of Common Stock, no par value, in exchange for One Million Seven Hundred Thousand (1,700,000) shares of Onsite's Class A Common Stock, par value $0.001 per share. An additional 800,000 shares of Onsite Class A Common Stock will be delivered to Westar Capital in the event that WBS has executed certain additional business contracts. The number of shares issued was determined through negotiations between the parties. As a result of the Reorganization, WBS is now a wholly owned subsidiary of Onsite, and legally changed its name to Onsite Business Services, Inc.

                  WBS provides performance contracting services, utility services and industrial water services in the states of Kansas, Missouri and Oklahoma. The acquisition provides Onsite with the ability to develop new markets in the mid-west and other areas.


The following presents Pro Forma information as if the acquisition of WBS, Inc. occurred on July 1, 1996:

                              Three Months Ended        Six Months Ended
                                  DECEMBER 31,            DECEMBER 31,

                           1997          1996          1997         1996

Revenues              $  3,855,776   $ 3,702,445   $ 6,542,582   $  7,404,890

Income (Loss) from
  Operations          $      4,288   $  (293,972)  $  (105,522)  $   (587,943)

Net Income (Loss)     $      2,501   $  (293,972)  $  (117,759)  $   (587,943)

Income (Loss) Per
  Share               $         **   $      0.03)  $        **   $      (0.05)



** Less than $ 0.01 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

Onsite is a comprehensive energy service company ("ESCO") that assists its customers in reducing electricity and fuel costs by developing, designing, constructing, owning and operating efficient, environmentally sound energy projects. Onsite offers a full range of professional consulting services, which include direct access planning, market assessments, business strategy and public policy analyses, utility deregulation and environmental impact/feasibility studies. It is Onsite's mission to be the premier independent provider of energy efficiency services for industrial, institutional and commercial customers.

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

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS. Revenues for the six months ended December 31, 1997 were $5,943,914 compared to $6,246,390 for the six months ended December 31, 1996. The decrease in revenues was attributed to several smaller sized contracts in 1997, rather than one significant contract in 1996.

Gross margin for the six months ended December 31, 1997 was $1,802,049, or 30.3 percent of revenues, compared to $1,785,885, or 28.6 percent of revenues, for the six months ended December 31, 1996. The increase in margin as a percentage of revenues was the result of a larger percentage of consulting revenues, which generally provide higher gross margins.

Selling, General and Administrative expenses ("SG&A") were $1,429,025 for the six month period ended December 31, 1997, compared to $1,913,391 for the six months ended December 31, 1996. The reduction of $484,366, or 25 percent is attributable to the continued efforts by Onsite to implement savings and expense reductions in an effort to improve overall operating results.

Net other income/expense was $773 net other expense for the six months ended December 31, 1997, compared to $93,454 in net other expense for the six months ended December 31, 1996. The decrease of $92,681, or approximately 99 percent, is due to a decline in interest expense attributable to substantial reductions in principal balances outstanding.

Net income for the six months ended December 31, 1997 was $100,909, or less than $0.01 income per share, compared to Net loss of $510,443, or $.05 loss per share for the six month period ended December 31, 1996. Per share numbers in 1997 were adjusted for dividends accrued on the convertible Series C Preferred Stock.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS. Revenues for the three month period ended December 31, 1997 were $3,706,109, compared to $2,935,524 for the three months ended December 31, 1996, an increase of $770,585, or 26 percent. The increase in revenues is due to the completion of several new smaller sized contracts and the recognition of revenues of the newly acquired acquisition, Onsite Business Services, Inc.

Gross Margin was $1,151,038, or 31 percent of revenues for the three month period ended December 31, 1997, compared to $969,558, or 33 percent of revenues for the three month period ended December 31, 1996. The decrease in margin is attributable to lower margins reflected from the newly acquired acquisition, "OBS".

SG&A expenses were $938,755 for the three months ended December 31, 1997, compared to $943,666 for the three months ended December 31, 1996. The change was attributable to Onsite's continued efforts to decrease expenses offset by the additional expenses acquired with OBS.

Net other income/expense was $3,712 in other income in the three months ended December 31, 1997, compared to $39,682 in net other expense for the three month period ended December 31, 1996, a decrease of $43,394. The decrease in net other expense was substantially attributable to a decrease in interest expense.

Net income for the three months ended December 31, 1997 was $57,168, or less than $ 0.01 income per share, compared to net loss of $183,501, or $ 0.02 loss per share.

LIQUIDITY AND CAPITAL RESOURCES. Onsite's cash and cash equivalents were $1,642,509 as of December 31, 1997, compared to $526,894 as of June 30, 1997.
Working capital was $2,589,337 as of December 31, 1997 compared to a negative working capital $30,333 as of June 30, 1997.

Cash flows used by operating activities during the six months ended December 31, 1997 were $630,342, compared to cash flows used by operating activities of $751,420 for the six months ended December 31, 1996, a decrease of $121,078.

Cash flows used by investing activities included $123,190 of fixed assets purchased during the six months ended December 31, 1997. There was no cash flow from investing activities for the six months ended December 31, 1996.

Cash flows provided by financing activities were $1,869,147 during the six months ended December 31, 1997, compared to cash flows used by financing activities of $192,262 for the comparable period last year. The increase in cash provided by financing activities in the current year includes $1,947,287 in proceeds from the issuance of stock to Westar Capital, Inc., which is offset by $83,104 in repayment of long-term debt.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - Not Applicable

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders-Not Applicable

The Annual Meeting of Stockholders of Onsite was held in San Diego, California,
on December 5, 1997.   The  following  matters  were  submitted  to  a  vote of
stockholders:

      1. To elect three directors of Onsite by holders of Class A Common Stock to hold office until the 1999 Annual Meeting of Stockholders and until their respective successors are elected and qualified; and

      2. To approve amendments to Onsite's 1993 Stock Option Plan (I) increasing the number of shares available for grant under the Plan; and (ii) authorizing the Board of Directors to amend the Plan as necessary to comply with applicable federal and state securities law, rules and regulations, and to make discretionary grants of options to non-employee directors of Onsite (and approving grants that were made by the Board of Directors to the non-employee directors in April 1997, subject to stockholder approval.

Stockholders of record at the close of business on October 10, 1997 were entitled to notice of, and to vote at, the meeting.

The following is a summary of the results of that meeting:

      PROPOSAL NO. 1 - ELECTION OF DIRECTORS


Name of Director        Result      Votes For         Votes       Total
                                                      Withheld


Charles C. McGettigan   ELECTED     10,340,002        40,271      10,380,273

Richard T. Sperberg     ELECTED     10,340,002        40,271      10,380,273

Rita A. Sharpe          ELECTED     10,340,002        40,271      10,380,273

      PROPOSAL NO. 2 - AMENDMENT TO STOCK OPTION PLAN

Proposal Result     Votes For   Votes             Votes       Total
                                Against           Withheld


Amendment to
ADOPTED             9,690,375    168,547           21,876     9,880,798
1993 Stock
Option Plan


ITEM 5. OTHER - None

                                  SIGNATURES


IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              ONSITE ENERGY CORPORATION




DATED:  FEBRUARY 19, 1998     By:  RICHARD T. SPERBERG
                                   Richard T. Sperberg
                                   Chief Executive Officer,
                                   Chief Financial Officer



DATED:  FEBRUARY 19, 1998     By:  ANGELA BELFIORE
                                   Angela Belfiore
                                   Controller