Form 10QSB
period 1998-03-31
ONSITE ENERGY CORP
filed 1998-05-20
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
<checked-box> QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

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

The number of Class A common stock, $0.001 par value, outstanding, as of May 20, 1998 is 15,585,569.

                           Onsite Energy Corporation
                     Condensed Consolidated Balance Sheet
                                March 31, 1998
                                  (Unaudited)


Current Assets:
    Cash                                                    $       511,897
     Cash -Restricted                                               152,925
     Accounts receivable, net of allowance for doubtful
      accounts of $15,030                                         4,830,298
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                    1,173,637
     Inventory                                                      110,273
     Other assets                                                    96,857
                                                                 ----------
           TOTAL CURRENT ASSETS                                   6,875,887

Cash-restricted                                                      78,990
Costs incurred on future projects                                    80,215
Property and equipment, net                                         809,368
Goodwill, net of amortization of $1,611,472                         364,884
Other                                                                24,478
                                                                 ----------
           TOTAL ASSETS                                      $    8,233,822
                                                                 ==========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $    3,203,140
  Current portion of notes payable                                   75,572
  Accrued expenses and other liabilities                            837,381
                                                                 ----------
          TOTAL CURRENT LIABILITIES                               4,116,093
                                                                 ----------
Long-Term Liabilities:
  Accrued future operation and maintenance costs
  associated with energy services agreements                        421,432
                                                                 ----------
          TOTAL LIABILITIES                                       4,537,525
                                                                 ----------
Commitments and contingencies                                           -

Shareholders' Equity:
  Preferred Stock, Series A, 4,000 shares authorized,
    none issued and outstanding                                         -
  Preferred Stock, Series B, 625,000 shares
    authorized, none issued and outstanding                             -
  Preferred Stock, Series C, 1,000,000 shares authorized,
    203,250 issued and outstanding                                      203
  Common Stock, $.001 par value, 24,000,000 shares authorized:
    Class A common stock, 23,999,000 shares authorized,
    15,512,272 shares issued and outstanding                         15,510
    Class B common stock, 1,000 shares authorized,
    none issued and outstanding                                         -
  Additional paid-in capital                                     20,709,567
  Accumulated deficit                                           (17,028,983)
                                                                 ----------
         TOTAL SHAREHOLDERS' EQUITY                               3,696,297
                                                                 ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $    8,233,822
                                                                 ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Onsite Energy Corporation
                Condensed Consolidated Statement of Operations
                                  (Unaudited)

                             Three Months Ended         Nine Months Ended
                        March 31,         March 31,
                        1998           1997             1998          1997
                      -----------    ----------    ----------    ----------

Revenues           $    5,401,634  $  1,646,305  $ 11,345,548  $  7,892,695

Cost of sales           4,154,730     1,322,262     8,296,595     5,782,767
                      -----------    ----------    ----------    ----------
    Gross Margin        1,246,904       324,043     3,048,953     2,109,928
Selling, General,
  and Administrative
  Expenses              1,029,331       785,912     2,458,356     2,699,303
Depreciation
  & Amortization          148,552        71,173       407,657       360,656
                      -----------    ----------    ----------    ----------
   Operating income (loss) 69,021      (533,042)      182,940      (950,031)
                      -----------    ----------    ----------    ----------

Other income (expense):
   Interest (expense)      (5,762)      (40,858)      (14,350)     (141,688)
   Interest income          9,392           383        22,766         7,759
   Other income (expense):(47,641)           -        (53,200)           -
   Loss on sale of
     partnership interest     -        (425,240)          -        (425,240)
                      -----------    ----------    ----------    ----------
   Total other
     income(expense)      (44,011)     (465,715)      (44,784)     (559,169)
                      -----------    ----------    ----------    ----------
Income (loss) from operations
  before provision(benefit)
   for income taxes        25,010      (998,757)      138,156    (1,509,200)
Provision (benefit) for
   income taxes             4,438           -          16,675          -
                      -----------    ----------    ----------    ----------
Net income (loss)     $    20,572    $ (998,757)    $ 121,481   $ 1,509,200)
                      ===========    ==========    ==========    ==========
Basic and Diluted income
  (loss) per Class A
  common share        $      **      $    (0.09)    $    **     $     (0.14)
                      ===========    ==========    ==========    ==========

**Less than $ 0.01 per share


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Onsite Energy Corporation
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                     Nine Months Ended
                                                          March 31,
                                                    1998            1997
                                                ___________     ____________

Cash flows from operating activities:

Net income (loss)                               $  121,481    $  (1,509,200)

Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
       Amortization of goodwill                    278,139          300,000
       Inventory                                  (110,273)            -
       Amortization of acquired contract costs     192,061          386,773
       Provision for future operation and
         maintenance costs                            -              54,256
       Depreciation and amortization               129,518           60,656
       Loss on disposal of partnership interest      -              425,640

Change in operating assets and liabilities:
       Accounts receivable                      (3,447,315)          19,545
       Increase (decrease) in billings related
        to costs and estimated earnings on
        uncompleted contracts                   (1,222,752)       1,039,531
       Amounts due pursuant to sale of subsidiary    -             (421,834)
       Other assets                                (76,806)          65,696
       Cash-restricted                              41,252         (272,592)
       Accounts payable and accrued expenses     2,522,955       (1,062,347)
                                                ___________     ____________
       Net cash used in operating activities    (1,571,740)        (913,876)
                                                ___________     ____________
Cash flows from investing activities:
       Acquisition of Fixed Assets                (327,597)            -
       Proceeds from sale of subsidiary               -             778,166
                                                ___________     ____________
       Net cash provided (used)
         by investing activities                  (327,597)         778,166
                                                -----------     ------------

Cash flows from financing activities:
       Proceeds from issuance of stock           1,947,287             -
       Proceeds from exercise of stock options      20,157           44,679
       Repayment of long-term debt                 (83,104)        (631,813)
                                                ___________     ____________
       Net cash provided (used) by
           financing activities                  1,884,340         (587,134)
                                                ___________     ____________
       Net increase (decrease) in cash             (14,997)        (722,844)

Cash, beginning of year                            526,894          976,470
                                                ___________     ____________
Cash, end of quarter                        $      511,897     $    253,626
                                                ===========    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           ONSITE ENERGY CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:     As contemplated  by  the  Securities  and Exchange Commission under
            Item 310 of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation ("Onsite") as of and for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2: The condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 1998 and 1997, represent the financial position and results of operations of Onsite. The results of operations for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the forthcoming year.


            **The remainder of this page left intentionally blank**

NOTE 3: In February 1997, the Financial Accounting Standards Board issued a new statement titled "EARNINGS PER SHARE" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the three and nine months ended March 31, 1997 were anti-dilutive and excluded in the earnings per share computation.

                           Onsite Energy Corporation
                              Earnings per Share
                                  (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                     March 31,               March 31,
                                 1998         1997       1998        1997
                              ---------  ------------ --------- -----------
      BASIC EARNINGS PER SHARE:

Net income (loss)             $  20,572  $  (998,757) $ 121,481 $(1,509,200)

Less-Preferred Stock Dividends    4,955         -         8,374        -
                              ---------  ------------ --------- -----------
   Net Income (Loss) applicable
     to common shareholders    $  15,617 $  (998,757) $ 113,107 $(1,509,200)
                              =========  ============ ========= ===========
Weighted average number of
   common shares              14,714,361  10,935,598 13,061,167  10,776,607

   Basic Earnings (Loss)
     per share                 $   **          (0.09) $  **           (0.14)
                              =========  ============ ========= ===========
      DILUTED EARNINGS PER SHARE:

Net Income from primary income
   per common share            $  15,617  $ (998,957) $ 113,107 $(1,509,200)

Add:  Preferred Stock Dividend     4,955        -         8,374       -
                              ---------  ------------ --------- -----------
   Net Income for diluted earnings
      (loss) per share         $  20,572  $ (998,957) $ 121,481 $(1,509,200)
                              ---------  ------------ --------- -----------
Weighted average number of shares
   used in calculating basic earnings
   per common share           14,714,361  10,935,598 13,061,167  10,776,607

Add: Common stock equivalents  1,332,622       -      1,043,761      -
                              ---------  ------------ --------- -----------
Weighted Average number of shares
   used in calculation of diluted
   earnings per share         16,046,983  10,935,598 14,104,928  10,776,607
                              ---------  ------------ --------- -----------
     Diluted Earnings (Loss)
       per share             $    **  $        (0.09) $   **    $     (0.14)
                              =========  ============ ========= ===========
**Less than $ 0.01 per share

NOTE 4:     On  October  28, 1997, Onsite entered  into  a  Stock  Subscription
            Agreement (the "Stock Agreement") with Westar Capital, Inc. ("Westar Capital"). Pursuant to the Stock Agreement, Onsite made a private placement of 2,000,000 shares of Onsite's Class A Common Stock at $0.50 per share and 200,000 shares of Onsite's newly created Series C Convertible Preferred Stock at $5.00 per share. Each share of Onsite's Series C Convertible Preferred Stock is convertible into five shares of Onsite's Class A Common Stock and earns a dividend of 9.75 percent per annum.

            In a related transaction on October 28, 1997, Onsite entered into a Plan and Agreement of Reorganization (the "Reorganization Agreement") with Westar Capital, Westar Energy, Inc. and Westar Business Services, Inc., a Kansas corporation ("WBS").

            Pursuant to the Reorganization Agreement, the parties effected a "tax free" exchange under Section 368 (a) (1) (B) of the Internal Revenue Code of 1986, as amended (the "Reorganization").
            Specifically, Onsite acquired 100 percent of WBS's issued and outstanding capital stock, consisting solely of Common Stock, no par value, in exchange for 1,700,000 shares of Onsite's Class A Common Stock, par value $0.001 per share. On or about March 31, 1998, an additional 800,000 shares of Onsite Class A Common Stock were delivered to Westar Capital based on the execution of certain additional business contracts. The number of shares issued was determined through negotiations between the parties. As a result of the Reorganization, WBS is now a wholly owned subsidiary of Onsite, and has legally changed its name to Onsite Business Services, Inc.

            WBS provides performance contracting services, utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. The acquisition provides Onsite with the ability to develop new markets in the Midwest and other areas.


      The following presents Pro Forma information as if the acquisition of WBS occurred on July 1, 1996:


                                Three Months Ended    Nine Months Ended
                                     March 31,              March 31,
                                 1998       1997        1998        1997
                              ---------  ----------   ----------    ----------
Revenues                     $5,401,634  $ 2,225,555  $11,944,216  $9,630,445

Income (Loss) from Operations$   69,021  $  (571,792) $   (35,728) $(1,066,281)

Net Income (Loss)            $   20,572  $(1,037,507) $   (97,187) $(1,625,450)

Basic and Diluted Income
   (Loss) Per Share          $     **    $     (0.07) $      **    $     (0.11)
                              =========  ============ =========    ===========
**Less than $ 0.01 per share



         **The remainder of this page left intentionally blank**

NOTE 5: On or about May 19, 1998, Onsite entered into an Asset Purchase Agreement and an Employment and Noncompetition Agreement with SYCOM Enterprises, LLC ("SYCOM LLC"), SYCOM Corporation and/or SYCOM Enterprises, L.P. ("SYCOM L.P."), and related entities for the purchase by a to-be-formed wholly-owned subsidiary of Onsite, SYCOM ONSITE Corporation ("SYCOM ONSITE"), of all of the assets, and the assumption of specific liabilities, of SYCOM LLC in exchange for 1,750,000 shares of Onsite's Class A Common Stock. In addition, pursuant to the Employment Agreement and Noncompetition Agreement, SYCOM ONSITE will retain the services of all of the employees of, and enter into a noncompete agreement with, SYCOM Corporation and SYCOM L.P. in exchange for non-dividend preferred stock of Onsite that is convertible into 15,750,000 shares of Onsite Class A Common Stock. The preferred stock will be held in escrow until certain performance-related conditions are met. Onsite's Board of Directors will be increased by two members designated by SYCOM LLC. The transaction is expected to be completed before June 30, 1998.



         **The remainder of this page left intentionally blank**

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

Onsite is a comprehensive energy services company ("ESCO") involved in the development, engineering, installation and operation of energy projects for industrial, commercial and institutional facilities. By combining development, engineering, analysis, project management and financial management skills, Onsite provides a complete package of services, ranging from feasibility assessment through construction and operation for energy efficiency projects incorporating lighting, energy management systems, HVAC upgrades, cogeneration and other energy efficiency measures. Onsite also provides comprehensive energy supply (natural gas and electricity) services to commercial and industrial customers related to the evolving restructured competitive retail market for energy.

Unless the context indicates otherwise, reference to Onsite shall include all of its wholly owned subsidiaries.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1997

RESULTS OF OPERATIONS. Revenues for the nine months ended March 31, 1998 were $11,345,548 compared to $7,892,695 for the nine months ended March 31, 1997, an increase of $3,452,853 or 43.7 percent. The increase in revenues was primarily attributed to one larger sized energy efficiency contract in 1998, as well as the addition of operating revenues from Onsite Business Services, Inc. ("OBS"), which was acquired in October 1997.

Gross margin for the nine months ended March 31, 1998 was $3,048,953 or 26.9 percent of revenues, compared to $2,109,928, or 26.7 percent of revenues, for the nine months ended March 31, 1997. The modest increase in gross margin as a percentage of revenues was the result of a larger percentage of consulting revenues, which generally provide higher gross margins.

Selling, General and Administrative ("SG&A") expenses were $2,866,013 for the nine month period ended March 31, 1998, compared to $3,059,959 for the nine months ended March 31, 1997. The reduction of $193,946 or 6.3 percent is attributable to the continued efforts by Onsite to implement savings and expense reductions in an effort to improve overall operating results.

Net other income/expense was $44,784 in other expense for the nine months ended March 31, 1998 compared to $559,169 in net other expense for the nine months ended March 31, 1997. Included in net other expense for the nine months ended March 31, 1997, was a one time non-recurring loss on the sale of Onsite's interests in a cogeneration system of $425,240.

Net income for the nine months ended March 31, 1998 was $121,481, or less than $0.01 income per share, compared to a net loss of $1,509,200, or $0.14 loss per share for the nine month period ended March 31, 1997. Per share numbers in 1998 were adjusted for dividends accrued on the convertible Series C Preferred Stock.


Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

RESULTS OF OPERATIONS. Revenues for the three month period ended March 31, 1998 were $5,401,634 compared to $1,646,305 for the three months ended March 31, 1997, an increase of $3,755,329, or 228 percent. The increase in revenues is largely due to one large contract signed in the most recent quarter and revenues from OBS, which was acquired in October 1997.

Gross Margin was $1,246,904, or 23 percent of revenues for the three month period ended March 31, 1998, compared to $324,043, or 19.7 percent of revenues for the three month period ended March 31, 1997. The increase in margin is largely attributable to higher margins on new contracts and an increase in consulting revenue, which generally provides higher gross margin.

SG&A expenses were $1,177,883 for the three months ended March 31, 1998, compared to $857,085 for the three months ended March 31, 1997. The change was attributable to the additional expenses acquired with OBS.

Net other income/expense was $44,011 in other expense for the three month period ended March 31, 1998, compared to $465,715 in net other expense for the three month period ended March 31, 1997, a decrease of $421,704 in net other expense. As discussed above, the decrease is due to the $425,240 one time non-recurring loss recorded on the sale of Onsite's interest in a cogeneration system.

Net income for the three months ended March 31, 1998 was $20,572, or less than $0.01 income per share, compared to net loss of $998,757, or $0.09 loss per share for the three month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES. Onsite's cash and cash equivalents were $511,897 as of March 31, 1998, compared to $526,894 as of June 30, 1997.
Working capital was $2,759,794 as of March 31, 1998 compared to a negative working capital of $30,333 as of June 30, 1997. The increase in working capital is largely due to the transaction, including the sale of securities, with Westar Capital completed in October 1997.

Cash flows used by operating activities during the nine months ended March 31, 1998 were $1,571,740, compared to cash flows used by operating activities of $913,876 for the nine months ended March 31, 1997, an increase of $657,864. The increase in cash flow used by operating activities is due primarily to the increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as it relates to the increase in accounts payable.

Cash flows used by investing activities were $327,597 for the nine month period ended March 31, 1998, compared to cash flows provided by investing activities of $778,166 for the nine month period ended March 31, 1997. The increase in cash flows used by investing activities is due to the acquisition of additional fixed assets for the nine month period ended March 31, 1998 whereas the nine month period ended March 31, 1997 included cash flows provided by the sale of Onsite's interest in the cogeneration system as discussed above.

Cash flows provided by financing activities were $1,884,340 during the nine months ended March 31, 1998, compared to $587,134 for the comparable period last year. The increase in cash provided by financing activities in the current year includes $1,947,287 in proceeds from the issuance of stock to Westar Capital, which is offset by $83,104 in repayment of long-term debt.

YEAR 2000. The Company is developing plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems are being assessed and plans are being developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position liquidity and results of operations.



PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None
Item 2.     Changes in Securities - Not Applicable
Item 3.     Defaults upon Senior Securities - Not Applicable
Item 4.     Submission of Matters to a Vote of Security Holders - Not
            Applicable


Item 5.     Other Information

On or about May 19, 1998, Onsite entered into an Asset Purchase Agreement and an Employment and Noncompetition Agreement with SYCOM Enterprises, LLC ("SYCOM LLC"), SYCOM Corporation and/or SYCOM Enterprises, L.P. ("SYCOM L.P."), and related entities for the purchase by a to-be-formed wholly-owned subsidiary of Onsite, SYCOM ONSITE Corporation ("SYCOM ONSITE"), of all of the assets, and the assumption of specific liabilities, of SYCOM LLC in exchange for 1,750,000 shares of Onsite's Class A Common Stock. In addition, pursuant to the Employment Agreement and Noncompetition Agreement, SYCOM ONSITE will retain the services of all of the employees of, and enter into a noncompete agreement with, SYCOM Corporation and SYCOM L.P. in exchange for non-dividend preferred stock of Onsite that is convertible into 15,750,000 shares of Onsite Class A Common Stock. The preferred stock will be held in escrow until certain performance-related conditions are met. Onsite's Board of Directors will be increased by two members designated by SYCOM LLC. The transaction is expected to be completed before June 30, 1998.

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of Onsite, projected costs and expenses related to Onsite's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by Onsite's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits, or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing Onsite's activities as an energy services company and the activities of the nation's public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in Onsite's Securities and Exchange Commission filings including the risk factors set forth in Onsite's Registration Statement on Form S-4, SEC File 33-66010. Readers of this report are cautioned not to put undue reliance on "forward looking statements, which are, by their nature, uncertain as reliable indicators of future performance. Onsite disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit

10.88 Performance Based Energy Savings Agreement dated March 31, 1998, between Onsite Energy Corporation and Unified School District No. 500, Wyandotte County, Kansas

10.89 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and Lighting Technology Services, Inc., dated as of March 31, 1998

10.90 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and The Fagan Company, dated as of March 31, 1998

b)    Reports on Form 8-K

Form 8-K filed November 12, 1997, as amended on January 12, 1998, regarding the private placement by Onsite Energy Corporation of its securities with Westar Capital, Inc.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ONSITE ENERGY CORPORATION


Dated:    MAY 20, 1998        By:    RICHARD T. SPERBERG
                                    Richard T. Sperberg
                                    Chief Executive Officer
                                    Chief Financial Officer