Form 10QSB/A
period 1997-12-31
ONSITE ENERGY CORP
filed 1998-11-12
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
                          (Filed on November 12, 1998)



(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1997.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ______________


Commission file number  1-12738


                            ONSITE ENERGY CORPORATION
                 (Name of small business issuer in its charter)


                Delaware                                 33-0576371
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


       701 Palomar Airport Road, Suite 200
              Carlsbad, California                         92009
    (Address of principal executive offices)             (Zip Code)

               (760) 931-2400
       (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of Class A common stock, $0.001 par value, outstanding as of February 19, 1998 is 14,712,372.

                            ONSITE ENERGY CORPORATION


Part I -  Financial Information                                           Page

     Item 1   Financial Statements

          Condensed Consolidated Balance Sheet at
          December 31, 1997                                                 3

          Condensed Consolidated Statements of Operations
          Three Months Ended December 31, 1997 and 1996
          Six Months Ended December 31, 1997 and 1996                       4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended December 31, 1997 and 1996                       5

          Notes to Condensed Consolidated Financial Statements              6

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8


Item 1. Financial Statements


                  [Remainder of page intentionally left blank]

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                December 31, 1997
                                     Assets

Current Assets:
   Cash                                                           $   1,642,509
   Cash-restricted                                                      152,925
   Accounts receivable, net of allowance for doubtful
      accounts of $15,030                                             2,619,332
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          460,840
   Other assets                                                          33,055
                                                                  -------------
       TOTAL CURRENT ASSETS                                           4,908,661

Cash-restricted                                                          78,990
Costs incurred on future projects                                         1,767
Property and equipment, net of accumulated
    depreciation and amortization                                       809,366
Goodwill, net of amortization of $1,533,333                              73,887
Other                                                                   128,994
                                                                  -------------

       TOTAL ASSETS                                               $   6,001,665
                                                                  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $   1,704,709
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                          178,691
   Current portion of notes payable                                      75,572
   Accrued expenses and other liabilities                               868,078
                                                                  -------------

       TOTAL CURRENT LIABILITIES                                      2,827,050

Long Term Liabilities:
   Accrued future operation and maintenance costs
      associated with energy services agreements                        421,432
                                                                  -------------
       TOTAL LIABILITIES                                              3,248,482

Commitments and contingencies

Shareholders' Equity:
   Preferred Stock, Series C, 1,000,000 shares
      authorized, 200,000 issued and outstanding
      (Aggregate $1,000,000 liquidation preference)                         200
   Common Stock, $.001 par value, 24,000,000
      shares authorized:
      Class A common stock, 23,999,000 shares authorized,
      14,661,272 shares issued and outstanding                           14,661
      Class B common stock, 1,000 shares authorized,
      none issued and outstanding                                             -
   Additional paid-in capital                                        20,191,975
   Accumulated deficit                                              (17,453,653)
                                                                  -------------
TOTAL SHAREHOLDERS' EQUITY                                            2,753,183
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   6,001,665
                                                                  =============

The accompanying notes are an integral part of these condensed financial statements

                            Onsite Energy Corporation
                 Condensed Consolidated Statements of Operations




                                                 Three Months Ended        Six Months Ended
                                                      December 31,            December 31,
                                             1997       1996            1997            1996



Revenues                               $3,303,578    $2,935,524     $5,541,383     $6,246,390

Cost of sales                           2,555,071     1,965,966      4,141,865      4,460,505
                                       ----------     ---------      ---------      ---------
       Gross Margin                       748,507       969,558      1,399,518      1,785,885

Selling, General,
     and Administrative Expenses          938,755       943,663      1,429,025      1,913,391
Depreciation and Amortization             158,147       169,714        263,924        289,483
                                          -------       -------        -------        -------

      Operating loss                     (348,395)     (143,819)      (293,431)      (416,989)
                                         ---------     ---------      ---------      ---------

Other income (expense):
     Interest (expense)                         -       (42,386)        (8,588)      (100,830)
     Interest income                        9,271         2,704         13,374          7,376
     Other income (expense)                (5,559)            -         (5,559)            -
                                          -------     ---------         -------      ---------

      Total other income (expense)          3,712       (39,682)          (773)       (93,454)
                                            -----      --------           -----       --------


Loss from operations
     before provision for income taxes   (344,683)     (183,501)      (294,204)      (510,443)

Provision for income taxes                  5,499            -          12,237              -
                                            -----      --------         ------       --------

Net loss                               $ (350,182)   $ (183,501)     $(306,441)     $(510,443)
                                       ==========    ==========      ==========     ==========

Basic and diluted loss per
     Common share                      $   (0.03)    $   (0.02)      $   (0.03)     $   (0.05)
                                       =========     =========       =========      =========

Weighted average shares outstanding    13,519,572    10,859,203      12,231,872     10,698,414
                                       ==========    ==========      ==========     ==========





The accompanying notes are an integral part of these condensed financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statements of Cash Flows



                                                                     Six Months Ended
                                                                       December 31,
                                                                 1997                 1996
                                                            --------------       --------------
Cash flows from operating activities:

    Net loss                                                 $  (306,441)          $  (510,443)

Adjustments to reconcile  net loss to
    net cash used in operating activities:
    Amortization of goodwill                                     200,000              200,000
    Amortization of acquired contract costs                            -              363,536
    Depreciation and amortization                                 63,924               89,483
Change in operating assets and liabilities:
    Accounts receivable                                       (1,235,923)            (673,083)
    Increase (decrease) in costs related to billings
      and estimated earnings on uncompleted contracts           (331,264)              10,060
    Other assets                                                (116,753)             243,526
    Cash-restricted                                               41,252              (43,244)
    Accounts payable and accrued expenses                      1,054,863             (456,255)
    Deferred income                                                    -               25,000

                                                             -----------           ----------
Net cash used in operating activities                           (630,342)            (751,420)
                                                             -----------           ----------

Cash flows from investing activities:
    Acquisition of Fixed Assets                                 (123,190)                  -
                                                             -----------           ---------
    Net cash used in investing activities                       (123,190)                  -
                                                             -----------           ---------

Cash flows from financing activities:
    Proceeds from issuance of stock                            1,947,287                   -
    Proceeds from exercise of stock options                        4,964              20,110
    Repayment of long-term debt                                  (83,104)           (212,372)
                                                             -----------           ---------
      Net cash provided by (used in) financing activities      1,869,147            (192,262)
                                                             -----------           ---------

      Net increase (decrease) in cash                          1,115,615            (943,682)

Cash, beginning of year                                          526,894             976,470
                                                             -----------           ---------
Cash, end of period                                          $ 1,642,509           $  32,788
                                                             ===========           =========



The accompanying notes are an integral part of these condensed financial statements.

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB, as amended, for Onsite Energy Corporation (the "Company") for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2: The condensed consolidated balance sheet as of December 31, 1997, and the condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 1997 and 1996, represent the financial position and results of operations of the Company. The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: In February 1997, the Financial Accounting Standards Board issued a new statement titled "EARNINGS PER SHARE" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the three and six months ended December 31, 1997 were anti-dilutive and excluded in the earnings per share computation for the periods presented.

NOTE 4: On October 28, 1997, the Company entered into a Stock Subscription Agreement (the "Stock Agreement") with Westar Capital, Inc. ("Westar Capital"). Pursuant to the Stock Agreement, the Company made a private placement of 2,000,000 shares of its Class A Common Stock at $0.50 per share and 200,000 shares of its newly created Series C Convertible Preferred Stock ("Series C Stock") at $5.00 per share. Each share of Series C Stock is convertible into five shares of the Company's Class A Common Stock and earns a dividend of 9.75 percent per annum.

     In a related transaction on October 28, 1997, the Company entered into a Plan and Agreement of Reorganization (the "Reorganization Agreement") with Westar Capital, Westar Energy, Inc., and Westar Business Services, Inc. ("WBS"). Pursuant to the Reorganization Agreement, the parties effected a "tax free" exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Reorganization"). Specifically, the Company acquired 100 percent of WBS's issued and outstanding capital stock, consisting solely of Common Stock, no par value, in exchange for 1,700,000 shares of the Company's Class A Common Stock, par value $0.001 per share. An additional 800,000 shares of the Company's Class A Common Stock will be delivered to Westar Capital in the event that WBS executes certain additional business contracts. The number of shares issued was determined through negotiations between the parties. As a result of the Reorganization, WBS is now a wholly-owned subsidiary of the Company, and has changed its name to Onsite Business Services, Inc. ("OBS").

     OBS provides performance contracting services, utility services and industrial water services in the states of Kansas, Missouri and Oklahoma.

     The following presents Pro Forma information as if the acquisition of WBS occurred on July 1, 1996:



                                      Three Months Ended                 Six Months Ended
                                         December 31,                      December 31,

                                      1997          1996                1997           1996
                                      ----          ----                ----           ----

Revenues                            $3,453,245    $3,702,445        $ 6,140,052     $7,404,890
                                    ==========    ==========        ===========     ==========

Loss from Operations                $(403,062)    $(293,972)        $ (512,872)     $(587,943)
                                    ==========    ==========        ===========     ==========

Net Loss                            $(404,849)    $(293,972)        $ (525,109)     $(587,943)
                                    ==========    ==========        ===========     ==========

Basic and Diluted Loss Per Share    $   (0.03)    $   (0.03)        $    (0.04)     $   (0.05)
                                    ===========   ==========        ===========     ==========


NOTE 6: The purpose of this amendment to the Form 10-QSB for the Company for the period ending December 31, 1997 (the "Original Filing") is to reflect adjustments arising from inadvertent errors in the way it was accruing revenue from some of its projects which was not consistent with the percentage of completion method of accounting for revenue recognition, in the valuation of equipment acquired in a business combination, and in revenue recognition on two contracts.

     Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amend-ment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Form 10-QSB/A should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB, as amended, for the fiscal year ended June 30, 1997.

Background

The Company is a comprehensive energy services company (an ESCO) that assists its customers in reducing electricity and fuel costs by developing, designing, constructing, owning and operating efficient, environmentally sound energy projects. The Company offers a full range of professional consulting services, which include direct access planning, market assessments, business strategy and public policy analyses, utility deregulation and environmental impact/feasibility studies. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

The Company, a Delaware corporation, was formed pursuant to a business reorganization effective February 15, 1994 (the "Reorganization"), between Western Energy Management, Inc., a Delaware corporation formed in 1991 ("WEM"), and Onsite Energy, a California corporation formed in 1982 ("Onsite-Cal"). Under the Reorganization, Onsite-Cal merged with and into the Company, and a newly formed subsidiary of the Company merged with and into WEM, which survived and became a wholly-owned subsidiary of the Company. This transaction was accounted for as a purchase of Onsite-Cal by the Company.

As of October 28, 1997, the Company owns all of the stock in OBS, which provides performance contracting services, utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Six Months Ended December 31, 1997 Compared to the Six Months Ended December 31, 1996

        Results of Operations. Revenues for the six months ended December 31, 1997 were $5,541,383 compared to $6,246,390 for the six months ended December 31, 1996. The decrease in revenues was attributed to several smaller sized contracts in 1997, rather than one significant contract in 1996.

Gross margin for the six months ended December 31, 1997 was $1,399,518, or 25.3 percent of revenues, compared to $1,785,885, or 28.6 percent of revenues, for the six months ended December 31, 1996. The decrease in margin reflects a lower budgeted gross margin on one large contract in process during the period.

Selling, General and Administrative expenses ("SG&A") were $1,429,025 for the six month period ended December 31, 1997, compared to $1,913,391 for the six months ended December 31, 1996. The reduction of $484,366 or 25.3 percent is attributable to the continued efforts by the Company to implement savings and expense reductions in an effort to improve overall operating results. This decrease was partially offset by the increased SG&A from OBS for the period from October 28, 1997 to December 31, 1997.

Net other income/expense was a $773 expense for the six months ended December 31, 1997, compared to $93,454 in net other expense for the six months ended December 31, 1996. The decrease is due to a decline in interest expense attributable to substantial reductions in principal loan balances outstanding.

Net loss for the six months ended December 31, 1997 was $306,441, or approximately $0.03 loss per share, compared to net loss of $510,443, or $.05 loss per share for the six month period ended December 31, 1996.

Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996

        Results of Operations. Revenues for the three month period ended December 31, 1997 were $3,303,578, compared to $2,935,524 for the three months ended December 31, 1996, an increase of $368,054, or 12.5 percent. The increase in revenues is due to the completion of several new smaller sized contracts and the recognition of revenues of the newly-acquired OBS.

Gross margin was $748,507, or 22.7 percent of revenues for the three-month period ended December 31, 1997, compared to $969,558, or 33.0 percent of revenues for the three-month period ended December 31, 1996. The decrease in margin resulted from smaller margins on smaller contracts in 1997 and lower margin on one large contract in process during the period, versus a larger margin on one large contract in 1996.

SG&A expenses were $938,755 for the three months ended December 31, 1997, compared to $943,663 for the three months ended December 31, 1996. The small change was attributable to the Company's continued efforts to decrease expenses offset by the additional expenses acquired with OBS, offset by increased SG&A associated with OBS.

Net other income/expense was $3,712 in other income in the three months ended December 31, 1997, compared to $39,682 in net other expense for the three month period ended December 31, 1996, a decrease of $43,394. The decrease in net other expense was substantially attributable to a decrease in interest expense.

Net loss for the three months ended December 31, 1997 was $350,182, or approximately $0.03 loss per share, compared to net loss of $183,501, or $0.02 loss per share.

        Liquidity and Capital Resources. The Company's cash and cash equivalents were $1,642,509 as of December 31, 1997, compared to $526,894 as of June 30, 1997. Working capital was $2,081,611 as of December 31, 1997 compared to a negative working capital of $30,333 as of June 30, 1997. The increase in working capital is largely due to the transaction, including the sale of securities, with Westar Capital completed in October 1997.

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

     Year 2000. The Company is developing plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems are being assessed and plans are being developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity and results of operations.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ONSITE ENERGY CORPORATION



Dated: November 12, 1998         By:  RICHARD T. SPERBERG
                                    ------------------------------
                                    Richard T. Sperberg
                                    Chief Executive Officer (Principal Executive
                                    Officer) and Interim Chief Financial Officer
                                    (Principal Accounting and Financial Officer)