Form 10QSB/A
period 1998-03-31
ONSITE ENERGY CORP
filed 1998-11-13
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
                          (Filed on November 12, 1998)


(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ___________

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

                            ONSITE ENERGY CORPORATION


Part I - Financial Information                                            Page

     Item 1   Financial Statements

          Condensed Consolidated Balance Sheet at
          March 31, 1998                                                    3

          Condensed Consolidated Statements of Operations
          Three Months Ended March 31, 1998 and 1997
          Nine Months Ended March 31, 1998 and 1997                         4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended March 31, 1998 and 1997                         5

          Notes to Condensed Consolidated Financial Statements              6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

Item 1.  Financial Statements


                  [Remainder of page intentionally left blank]

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 1998

Current Assets:
  Cash                                                             $   511,897
  Cash - Restricted                                                    152,925
  Accounts receivable, net of allowance for
     doubtful accounts of $15,030                                    4,596,374
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                                 334,291
  Inventory                                                            110,273
  Other assets                                                         794,644
                                                                   -----------

           TOTAL CURRENT ASSETS                                      6,500,404

Cash-restricted                                                         78,990
Costs incurred on future projects                                       80,215
Property and equipment, net                                          1,166,489
Goodwill, net of amortization of $1,611,472                                  -
Other                                                                  141,615
                                                                   -----------

          TOTAL ASSETS                                             $ 7,967,713
                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $ 2,547,811
  Billings in excess of costs and estimated earnings
     on uncompleted contracts                                        1,180,592
  Current portion of notes payable                                      75,572
  Accrued expenses and other liabilities                               928,261

     TOTAL CURRENT LIABILITIES                                       4,732,236
                                                                   -----------

Long-Term Liabilities:
    Accrued future operation and maintenance costs
      associated with energy services agreements                       421,432
                                                                   -----------

          TOTAL LIABILITIES                                          5,153,668
                                                                   -----------

Commitments and contingencies                                                -

Shareholders' Equity:
    Preferred Stock, Series C, 1,000,000 shares authorized,
        203,250 issued and outstanding
        (Aggregate $1,016,250 liquidation preference)                      203
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares authorized,
         15,512,272 shares issued and outstanding                       15,512
       Class B common stock, 1,000 shares authorized,
         none issued and outstanding                                         -
    Additional paid-in capital                                      20,709,565
    Accumulated deficit                                            (17,911,235)
                                                                  -------------

     TOTAL SHAREHOLDERS' EQUITY                                      2,814,045
                                                                  ------------

     TOTAL LIABILTIES AND SHAREHOLDERS' EQUITY                    $  7,967,713
                                                                  ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations



                                      Three Months Ended                   Nine Months Ended
                                          March 31,                            March 31,
                                    1998              1997              1998              1997
                                --------------    -------------     --------------    --------------



Revenues                       $  3,452,652     $  1,646,305       $  8,994,035      $  7,892,695

Cost of sales                     2,677,705        1,322,262          6,819,570         5,782,767
                               ------------     ------------       ------------      ------------
     Gross Margin                   774,947          324,043          2,174,465         2,109,928

Selling, General, and
  Administrative Expenses         1,029,331          785,912          2,458,356         2,699,303
Depreciation & Amortization         151,497           71,173            415,421           360,656
                               ------------     ------------       ------------      ------------

     Operating loss                (405,881)        (533,042)          (699,312)         (950,031)
                               ------------     ------------       ------------      ------------

Other income (expense):
  Interest (expense)                 (5,762)         (40,858)           (14,350)         (141,688)
  Interest income                     9,392              383             22,766             7,759
  Other income (expense)            (47,641)               -            (53,200)                -
  Loss on sale of partnership
    interest                              -         (425,240)                 -          (425,240)
                               ------------     ------------       ------------      ------------
Total other income (expense)        (44,011)        (465,715)           (44,784)         (559,169)
                               ------------     ------------       ------------      ------------

Loss from operations before
  provision for income taxes       (449,892)        (998,757)          (744,096)       (1,509,200)

Provision for income taxes            4,438                -             16,675                 -
                               ------------     ------------       ------------      ------------

  Net Loss                     $   (454,330)    $   (998,757)      $   (760,771)     $ (1,509,200)
                               ============     ============       ============      ============


Net loss applicable to
  Common Shareholders          $   (478,705)    $   (998,757)      $   (785,146)     $ (1,509,200)
                               ============     ============       ============      ============
Basic and diluted loss
  per Common Share             $      (0.03)    $      (0.09)      $      (0.06)     $      (0.14)
                               ============     ============       ============      ============


Weighted average shares
  outstanding                    14,714,361       10,935,598         13,061,167        10,776,607
                               ============     ============       ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Cash Flows




                                                                       Nine Months Ended
                                                                           March 31,

                                                                    1998                1997
                                                              -----------------    ----------------
Cash flows from operating activities:

Net Loss                                                       $     (760,771)       $ (1,509,200)

Adjustments to reconcile net loss to net cash
  used in operating activities:
       Amortization of goodwill                                       266,667             300,000
       Amortization of acquired contract costs                        101,048             386,773
       Provision for future operation and
          maintenance costs                                                -               54,256
       Depreciation and amortization                                  148,754              60,656
       Loss on disposal of partnership interest                            -              425,640
  Change in operating assets and liabilities:
       Accounts receivable                                         (3,213,391)             19,545
       Increase (decrease) in billings related to
           costs and estimated earnings on uncompleted
           contracts                                                  800,611           1,039,531
       Inventory                                                     (110,273)                  -
       Amounts due pursuant to sale of subsidiary                          -             (421,834)
       Other assets                                                  (804,143)             65,696
       Cash-restricted                                                 41,252            (272,592)
       Accounts payable and accrued expenses                        1,958,506          (1,062,347)
                                                                -------------        ------------

     Net cash used in operating activities                         (1,571,740)           (913,876)
                                                                -------------        ------------

Cash flows from investing activities:
       Acquisition of Fixed Assets                                   (327,597)                  -
       Proceeds from sale of subsidiary                                    -              778,166
                                                                -------------        ------------

    Net cash provided by (used in) investing activities              (327,597)            778,166
                                                                -------------        ------------

Cash flows from financing activities:
       Proceeds from issuance of stock                              1,947,287                   -
       Proceeds from exercise of stock options                         20,157              44,679
       Repayment of long-term debt                                    (83,104)           (631,813)
                                                                -------------        ------------

   Net cash provided by (used in) financing activities              1,884,340            (587,134)
                                                                -------------        ------------

     Net decrease in cash                                             (14,997)           (722,844)

Cash, beginning of year                                               526,894             976,470
                                                                -------------        ------------

Cash, end of period                                             $     511,897        $    253,626
                                                                =============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation (the "Company") as of and for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2: The condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 1998 and 1997, represent the financial position and results of operations of the Company. The results of operations for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

NOTE 3: In February 1997, the Financial Accounting Standards Board issued a new statement titled "EARNINGS PER SHARE" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the three and nine months ended March 31, 1998 and 1997 were anti-dilutive and excluded in the earnings per share computation.

NOTE 4: On October 28, 1997, the Company entered into a Stock Subscription Agreement (the "Stock Agreement") with Westar Capital, Inc. ("Westar Capital"). Pursuant to the Stock Agreement, the Company made a private placement of 2,000,000 shares of the Company's Class A Common Stock at $0.50 per share and 200,000 shares of its newly-created Series C Convertible Preferred Stock ("Series C Stock") at $5.00 per share. Each share of Series C Stock is convertible into five shares of the Company's Class A Common Stock and earns a dividend of 9.75 percent per annum.

     In a related transaction on October 28, 1997, the Company entered into a Plan and Agreement of Reorganization (the "Reorganization Agreement") with Westar Capital, Westar Energy, Inc. and Westar Business Services, Inc., a Kansas corporation ("WBS"). Pursuant to the Reorganization Agreement, the parties effected an exchange under Section 368 (a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Reorganization"). Specifically, the Company acquired 100 percent of WBS's issued and outstanding capital stock, consisting solely of Common Stock, no par value, in exchange for 1,700,000 shares of the Company's Class A Common Stock, par value $0.001 per share. On or about March 31, 1998, an additional 800,000 shares of the Company's Class A Common Stock were issued to Westar Capital based on the execution of a certain additional business contract. The number of shares issued was determined through negotiations between the parties. As a result of the Reorganization, WBS is now a wholly-owned subsidiary of the Company, and has legally changed its name to Onsite Business Services, Inc. ("OBS").

     OBS  provides   performance  contracting  services,  utility  services  and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

     The following presents Pro Forma information as if the acquisition of WBS occurred on July 1, 1996:


                                        Three Months Ended             Nine Months Ended
                                            March 31,                      March 31,

                                         1998          1997            1998            1997
                                    ------------  -------------   --------------  -------------

Revenues                            $  3,452,652  $   2,225,555   $  9,592,703    $   9,630,445
                                    ============  =============   ============    =============

Loss from Operations                    (405,881)      (571,792)      (917,980)      (1,066,281)
                                    ============  =============   ============    =============

Net Loss                                (454,330)    (1,037,507)      (979,439)      (1,625,450)
                                    ============  =============   ============    =============

Basic and Diluted Loss Per Share    $      (0.03) $       (0.07)  $      (0.07)   $       (0.11)
                                    ============  =============   ============    =============



NOTE 5:   Subsequent Events

     Effective in June 1998, the Company entered into an agreement to acquire Lighting Technology Services, Inc. ("LTS"), a Santa Ana, California based lighting services company. In exchange for all of the outstanding shares of LTS, the Company initially issued a total of 690,000 shares of the Company's Class A Common Stock plus $500,000 in cash to the former stock-holders. The former LTS shareholders also may receive a one-time earn-out payment in 1999, payable in either cash, or, at the Company's option, Class A Common Stock. The earn-out payment will be based on LTS's actual pre-tax earnings contribution for a 12 month period ending March 31, 1999. LTS is a wholly-owned subsidiary of the Company, and will continue to pursue independent lighting services opportunities in commercial, industrial and educational markets while also providing lighting subcontractor services to the Company and other energy services companies.

     On or about May 19, 1998, the Company entered into an Asset Purchase Agreement and an Employment and Noncompetition Agreement with SYCOM Enterprises, LLC

     ("SYCOM LLC"), SYCOM Corporation and/or SYCOM Enterprises, L.P. ("SYCOM L.P."), and related entities for the purchase by a to-be-formed wholly-owned subsidiary of the Company, SYCOM ONSITE Corporation ("SO Corporation"), of all of the assets, and the assumption of specific liabilities, of SYCOM LLC in exchange for 1,750,000 shares of the Company's Class A Common Stock. In addition, pursuant to the Employment and Noncompetition Agreement, SO Corporation will retain the services of all of the employees of SYCOM Corporation, and SYCOM Corporation and SYCOM L.P. will enter into a noncompete agreement with SO Corporation and the Company in exchange for non-voting, non-dividend Series D Convertible Preferred Stock of the Company ("Series D Stock") that is convertible into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock will be held in escrow until certain performance-related conditions are met. The Company's Board of Directors will be increased by two members designated by SYCOM LLC. The transaction is expected to be completed before June 30, 1998.

NOTE 6: The purpose of this amendment to the Form 10-QSB for the Company for the period ended March 31, 1998 (the "Original Filing") is to reflect adjustments arising from inadvertent errors in the way it accrued revenues, in the valuation of equipment acquired in a business combination, in a billing to a customer, and in costs budgeted and incurred under two contracts accounted for under the percentage of completion method of accounting.

     Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information included in this Form 10-QSB/A should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-KSB, as amended, for the year ending June 30, 1997.

Background

The Company is a comprehensive energy service company (an ESCO) that assists its customers in reducing electricity and fuel costs by developing, designing, constructing, owning and operating efficient, environmentally sound energy projects. The Company offers a full range of professional consulting services, which include direct access planning, market assessments, business strategy and public policy analysis, utility deregulation and environmental impact/feasibility studies. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

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

Nine Months Ended March 31, 1998 Compared to the Nine Months Ended March 31,
1997

        Results of Operations. Revenues for the nine months ended March 31, 1998 were $8,994,035 compared to $7,892,695 for the nine months ended March 31, 1997, an increase of $1,101,340 or 13.9 percent. The increase in revenues was primarily attributed to one larger sized energy efficiency contract and several smaller sized contracts in 1998, as well as the addition of operating revenues from OBS, which was acquired in October 1997.

Gross margin for the nine months ended March 31, 1998 was $2,174,465 or 24.2 percent of revenues, compared to $2,109,928, or 26.7 percent of revenues, for the nine months ended March 31, 1997. The slightly lower margin as a percent of sales is due to the completion of several small projects with lower gross margins and the commencement of construction on one large contract with lower gross margins compared to the prior period. This lower gross margin was partially offset by an increase in higher margin consulting revenues.

Selling, General and Administrative ("SG&A") expenses were $2,458,356 for the nine month period ended March 31, 1998, compared to $2,699,303 for the nine months ended March 31, 1997. The reduction of $240,947 or 8.9 percent is attributable to the continued efforts by the Company to implement savings and expense reductions in an effort to improve overall operating results. This decrease was partially offset by the increased SG&A from OBS and a new office in Northern California.

Net other expense was $44,784 for the nine months ended March 31, 1998 compared to $559,169 in net other expense for the nine months ended March 31, 1997. Included in the decrease in net other expense for the nine months ended March 31, 1998, was a one-time non-recurring loss on the sale of the Company's interests in a cogeneration system of $425,240 in the prior period and reduced interest expense attributable to substantial reductions in principal loan balances outstanding.

Net loss for the nine months ended March 31, 1998 was $760,771, or $0.06 loss per share, compared to a net loss of $1,509,200, or $0.14 loss per share for the nine-month period ended March 31, 1997. Per share numbers in 1998 were adjusted for dividends declared on the Series C Stock.

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

        Results of Operations. Revenues for the three month period ended March 31, 1998 were $3,452,652 compared to $1,646,305 for the three months ended March 31, 1997, an increase of $1,806,347, or 110 percent. The increase in revenues is largely due to one large contract signed in the quarter as well as revenues from OBS, which was acquired in October 1997.

Gross Margin was $774,947, or 22.4 percent of revenues for the three-month period ended March 31, 1998, compared to $324,043, or 19.7 percent of revenues for the three-month period ended March 31, 1997. The increase in margin is largely attributable to higher margins in consulting revenue.

SG&A expenses were $1,029,331 for the three months ended March 31, 1998, compared to $785,912 for the three months ended March 31, 1997. The increase of $243,419 or 31 percent, was largely attributable to the additional SG&A expenses acquired with OBS, as well as increased SG&A associated with a new office in Northern California.

Net other expense was $44,011 for the three month period ended March 31, 1998, compared to $465,715 in net other expense for the three month period ended March 31, 1997, a decrease of $421,704 in net other expense. As discussed above, the decrease is due to the $425,240 one time non-recurring loss recorded on the sale of the Company's interest in a cogeneration system in 1997.

Net loss for the three months ended March 31, 1998 was $454,330, or $0.03 loss per share, compared to net loss of $998,757, or $0.09 loss per share for the three-month period ended March 31, 1997.

        Liquidity and Capital Resources. The Company's cash and cash equivalents were $511,897 as of March 31, 1998, compared to $526,894 as of June 30, 1997.
Working capital was $1,768,168 as of March 31, 1998 compared to a negative working capital of $30,333 as of June 30, 1997. The increase in working capital is largely due to the sale of securities to Westar Capital completed in October 1997.

Cash flows used by operating activities during the nine months ended March 31, 1998 were $1,571,740, compared to cash flows used by operating activities of $913,876 for the nine months ended March 31, 1997, an increase of $657,864. The increase in cash flow used by operating activities is due primarily to the increase in accounts receivable and other assets.

Cash flows used by investing activities were $327,597 for the nine month period ended March 31, 1998, compared to cash flows provided by investing activities of $778,166 for the nine month period ended March 31, 1997. The increase in cash flows used by investing activities is due to the acquisition of additional fixed assets for the nine month period ended March 31, 1998 whereas the nine month period ended March 31, 1997 included cash flows provided by the sale of the Company's interest in the cogeneration system as discussed above.

Cash flows provided by financing activities were $1,884,340 during the nine months ended March 31, 1998, compared to cash flows used by financing activities of $587,134 for the comparable period last year. The increase in cash provided by financing activities in the current year includes $1,947,287 in net proceeds from the issuance of stock to Westar Capital, which is offset by $83,104 in repayment of long-term debt.

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


                                            ONSITE ENERGY CORPORATION



Dated: November 12, 1998               By:  RICHARD T. SPERBERG
                                            -------------------------------
                                            Richard T. Sperberg
                                            Chief Executive Officer (Principal
                                            Executive Officer) and Interim Chief
                                            Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)