Form 10KSB
period 1998-06-30
ONSITE ENERGY CORP
filed 1998-11-13
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to _____________

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

    Class A Common Stock                                  N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year..............$12,267,148

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days........$1,726,887 as of November 2, 1998.

The number of shares of Common Stock outstanding as of November 2, 1998 is 18,457,253.

DOCUMENTS INCORPORATED BY REFERENCE                                        None

Item 1.  Description of Business

Introduction. Onsite Energy Corporation, a Delaware corporation dba ONSITE SYCOM Energy Corporation ("the Company"), was formed pursuant to a business reorganization effective February 15, 1994 (the "Reorganization"), between Western Energy Management, Inc., a Delaware corporation formed in 1991 ("WEM"), and Onsite Energy Corporation, a California corporation formed in 1982 ("Onsite-Cal"). Under the Reorganization, Onsite-Cal merged with and into the Company, and a newly-formed subsidiary of the Company merged with and into WEM, which survived and became a wholly-owned subsidiary of the Company. The Company accounted for this transaction as a purchase of Onsite-Cal.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this annual report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in this annual report. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Business of Issuer. The Company is an energy services company (an "ESCO") that assists energy customers in lowering their energy bills by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial, institutional and residential customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning ("HVAC") upgrades, cogeneration and other energy efficiency measures. The Company has been accredited by the National Association of Energy Service Companies ("NAESCO"). In addition, the Company offers professional consulting services in the areas of direct access planning, market assessment, business strategies, public policy analysis, and environmental impact feasibility studies. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

Subsidiaries/Partnerships. Substantially all of the Company's revenues are generated through energy services and consulting services. The Company's subsidiaries and partnerships are as follows:

        SYCOM ONSITE Corporation. Effective June 30, 1998, the Company, through its newly-formed wholly-owned subsidiary SYCOM ONSITE Corporation ("SO Corporation"), acquired all of the assets and specific liabilities of privately-held SYCOM Enterprises, L.L.C. ("SYCOM"), an independent ESCO whose affiliate, SYCOM Corporation, is, like the Company, accredited by NAESCO. SO Corporation acquired the project assets and specific liabilities of SYCOM in exchange for 1,750,000 shares of the Company's Class A Common Stock. In addition, under a Sale and Noncompetition Agreement, SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P. ("SYCOM LP"), in exchange for 157,500 shares of non-voting, non-dividend Series D Convertible Preferred Stock of the Company ("Series D Stock") that may be converted in the aggregate into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock is held in escrow under an Escrow Agreement, and will be released when the Company's Class A Common Stock reaches $2.00 per share and annualized after-tax earnings total $0.15 per share (assuming that the shares of Class A Common Stock into which the Series D Stock is convertible is outstanding) over four consecutive quarters, and certain specified debts of SYCOM Corporation and SYCOM LP have been satisfied. Pursuant to the terms of a Share Repurchase Agreement, the Company may repurchase the escrowed Series D Stock for $0.001 per share if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement will be achieved. These share values and earnings thresholds increase by 10 percent per year after December 31, 1999. The Company also may repurchase the escrowed Series D Stock during the 30 day period prior to the scheduled release date (June 30, 2006) if any one of the specified conditions for release of the Series D Stock has not been satisfied. At such time as the Series D Stock is released from the escrow to SYCOM Corporation, up to three additional members of the Company's Board of Directors may be designated by SYCOM Corporation. Two members designated by SYCOM have been added to the Company's Board of Directors. The acquisition added offices in New Jersey and Washington D.C., and added another office in California, giving the Company national coverage.

        Lighting Technology Services, Inc. On June 13, 1998, the Company completed the acquisition of Lighting Technology Services, Inc. ("LTS"), a Santa Ana, California based lighting services company. In exchange for all of the outstanding shares of LTS, the Company initially issued a total of 690,000 shares of the Company's Class A Common Stock plus $500,000 to the former stockholders of LTS. The former LTS stockholders also may receive a one-time earn-out payment in 1999, payable in either cash, or, at the Company's option, Class A Common Stock. The earn-out payment will be based on LTS's actual pre-tax earnings contribution for a 12 month period ending March 31, 1999. As a wholly-owned subsidiary of the Company, LTS will continue to pursue independent lighting services opportunities in commercial, industrial and educational markets while also providing lighting subcontractor services to the Company and other ESCOs.

        Onsite Business Services, Inc. In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), an indirect wholly-owned subsidiary of Western Resources, Inc. ("Western Resources") (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc. ("OBS"). The purchase price was 1,700,000 shares of the Company's Class A Common Stock issued upon closing to Westar Capital, Inc., a wholly-owned subsidiary of Western Resources ("Westar Capital"), with an additional 800,000 shares of Class A Common Stock being released to Westar Capital from an escrow in March 1998 when certain conditions set forth in the acquisition documents were satisfied. With its primary office in Topeka, Kansas, OBS provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

        Onsite/Mid-States, Inc. In February 1998, OBS, via its newly-formed wholly-owned subsidiary Onsite/Mid-States, Inc. ("OMS"), acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States Armature"), for $290,000. Mid-States Armature has been in business for 45 years providing specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. OMS is located in Salina, Kansas.

        Onsite Energy de Panama, S.A. On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the development and implementation of potential projects in Panama and Latin America.

        Western Energy Management, Inc. As discussed above, via the Reorganization, WEM became the wholly-owned subsidiary of the Company. While WEM was engaged in the business of providing comprehensive energy management services designed to reduce the utility costs of its customers, WEM's current primary function is to monitor its remaining contracts with customers.

        Television City Cogen, L.P. Prior to February 1997, the Company owned the entire general and limited partnership interests in Television City Cogen, L.P., a California limited partnership ("TCC"). TCC's major asset was a 1415-kilowatt (kW) cogeneration system (the "System") located at CBS Studios, Television City in Los Angeles, California. The Company completed construction of the System in 1988, and through TCC was responsible for the ownership, operation, maintenance, savings verification and billing for the System, which provides electricity, chilled water and thermal energy for the CBS Studios complex. CBS receives discounted rates on electric and thermal energy provided by the System based on the utility electricity natural gas rates over the 20 year term of the Energy Services Agreement between TCC and CBS. For more information on cogeneration, see Distributed Generation/Combined Heat & Power below. The Company sold all of its interest in TCC effective February 17, 1997.

Unless the context indicates otherwise, reference to the Company shall include all its wholly-owned subsidiaries.

Risk Factors. In addition to other information presented in this annual report, the following risk factors should be considered carefully in evaluating the Company and its business. This annual report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section and elsewhere in this annual report.

        Loss from Operations. The Company has suffered losses from operations for the past two fiscal years. For the years ended June 30, 1998, and 1997, the Company had net losses of $2,218,482 and $1,388,598, respectively, and an accumulated deficit of $19,414,842 as of June 30, 1998. During the year ended June 30, 1998, the Company took steps to mitigate losses and enhance its future viability. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions. No assurance, however, can be given that losses and negative cash flow will not continue in the future.

        Risks Associated with Expansion. As previously discussed, during the year ended June 30, 1998, the Company made a series of acquisitions of businesses including SO Corporation, LTS, OBS and OMS. The Company believes that the acquisitions of these businesses will offer opportunities for long-term efficiencies and certain economies of scale in operations and expansion of customers that should positively affect future operating results of the Company.
As  a  result  of  these   acquisitions,   the  Company's
number of personnel substantially increased, and the Company's primary operations on the West Coast expanded to the East Coast and Midwest. There are inherent risks associated with expansion including integrating each business under one system, difficulties in staffing and managing a national operation, and developing an infrastructure and philosophy to support a national operation. The operations of the Company will be more complex than the individual businesses acquired, and the combination and continued operation of their business operations will present challenges for management. Accordingly, no assurances can be given that the process of effecting the business combination can be effectively managed to realize the operational efficiencies and increased customer base. No assurances can be given that one or more of such factors will not have a material adverse effect on the Company's future national operation and consequently, on the Company's business, financial condition and operating results.

        Control of the Company. The directors, officers and shareholders that own more than 5 percent of the Company's Class A Common Stock beneficially own approximately 81.29 percent of the Company in the aggregate. As a result of their ownership, such shareholders will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying or preventing a change in control of the Company. In addition, as discussed in Subsidiaries/Partnership above, in connection with the acquisition of the assets and certain liabilities of SYCOM, the Company issued 157,500 shares of Series D Stock to SYCOM Corporation. The Series D Stock may be converted into 15,750,000 shares of the Company's Class A Common Stock and currently is held in escrow. The Series D Stock may be released to SYCOM Corporation provided that the Company achieves certain net income thresholds and the Company's Class A Common Stock trades above $2.00. If the Company's net income and price of its Class A Common Stock meets these thresholds and other applicable conditions are met, SYCOM Corporation would beneficially own approximately 46.04 percent of the Company (based upon current ownership).

     Dependence on Key and New Customers. For the fiscal years ended June 30, 1998, and 1997, three customers in the aggregate accounted for 31 percent and 32 percent, respectively, of the Company's total revenues. Historically, large contracts account for a significant portion of the Company's total revenues. Although the Company usually receives revenues pursuant to long-term energy services and maintenance agreements after completion of the project, the majority of the revenues are from projects that are not recurring. Therefore, the Company is dependent on finding, financing and entering into contracts with new customers.

        Revenues Dependent upon Phased Approvals from Government Agencies and Customers. Pursuant to its energy efficiency services agreements, gross revenues for the Company are dependent upon phased approvals by customers of projects and budgets. In addition, because many of the Company's contracts are with local, public agencies, the Company's contracts are subject to public hearings and local government approval. Therefore, even though the Company has entered into energy efficiency projects that may provide significant revenues to the Company, the realization of the budgeted revenue is dependent upon the outcome of energy audits and the approval of each phase of the work to be performed. Further, many proposed contracts are subject to approval by local government agencies which may meet only periodically and may delay approval of the construction contracts due to other agenda items. A significant delay in the realization of revenue could have a material adverse impact on the business of the Company and its operating results.

        Possible Need for Additional Working Capital and Potential Dilution to Existing Shareholders. As a result of existing and potential contracts, and cost-cutting measures, the Company believes that it will be able to generate future cash flow sufficient to fund future operations. However, in the event it is unable to generate cash flow from operations or its contracts are delayed, the Company may need to secure additional financing to further develop and provide working capital for its business. In addition, the expanding market for energy services may require the need for additional capital to finance the Company's growth. As discussed in Major Events, Contractors and Customers below, pursuant to a stock subscription agreement entered into by the Company, the Company has the right to require Westar Capital to purchase an additional 200,000 shares of the Company's Series C Convertible Preferred Stock ("Series C Stock") for $1,000,000. Each share of Series C Stock is convertible into five shares of the Company's Class A Common Stock. Therefore, although the Company believes that additional financing will be available, if necessary, the exercise of the right to obtain the financing will have an ownership dilution effect on the existing shareholders of the Company.

     Dependence on Key Personnel. The Company is highly dependent on its officers and other key personnel. The future success of the business of the Company will depend upon the ability to attract, retain and motivate key employees. Specifically, the loss of Richard T. Sperberg, S. Lynn Sutcliffe, Frank J. Mazanec, Keith G. Davidson, Richard L. Wright, Dominick Aiello, Glenn
O. Steiger or Roger Dower may adversely affect the Company's business.

        Limited Market for Class A Common Stock. Although the Company's Class A Common Stock is quoted on the OTC Bulletin Board, because of the Company's small capitalization and public float, there is limited liquidity for its Class A Common Stock. Therefore, shareholders may have a difficult time selling their Class A Common Stock without adversely affecting the price of such stock.

     Penny Stock Regulations. The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share subject to certain exceptions. The Company's securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also affect the ability of purchasers to sell their shares in the secondary market.

        Competition. The energy efficiency business is highly competitive. As discussed in Competition below, the Company will compete with other firms, including utility affiliates, for a limited number of large contracts. Competitors generally have substantially greater financial resources than the Company and may expend considerably larger sums than the Company on marketing. The successful operation of the Company will depend on its ability to meet future competition.

        Governmental Regulation. As discussed in Governmental Regulations Environmental Laws below, the Company will be subject to rates and regulations of the Environmental Protection Agency, the Occupational Safety and Health Administration and other state, county, municipal and federal agencies. While the business of the Company will not entail any unusual or significant environmental risks, the projects of the Company may involve "indirect"
environmental risks from its subcontractors handling or removal of hazardous waste materials as defined under federal and state law. The Company does not foresee having to incur material capital expenditures to comply with environmental laws and regulations.

        Environmental Risks. As discussed in Governmental Regulations Environmental Laws below, the energy efficiency projects of the Company may involve the handling and/or removal of hazardous substances such as polychlorinated biphenals (PCBs), asbestos or asbestos-containing materials
(ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and the emissions from cogeneration. The Company intends to contract, or have their customers and/or subcontractors contract, with certified hazardous waste removal companies whenever hazardous waste must be handled, stored, transported or disposed of, and to obtain indemnification from both the customer and the subcontractors for any liability the Company may incur if there is not full and strict compliance with all applicable federal, state and local laws and ordinances, and regulations thereunder, for the protection of health, safety, welfare and the environment. Because the Company intends to engage a third party to handle and remove hazardous waste, the Company believes that potential liability for environmental risks is not material.

        No Dividends on Class A Common Stock. It is anticipated that no dividends will be declared by the Company on its Class A Common Stock in the near future. Shares of Series C Stock are entitled to an annual dividend at the rate of 9.75 percent of the "liquidation preference" of $5.00 per share per annum out of any funds legally available for payment of such dividends. During the first two years, the dividends on the Series C Stock may be paid through the issuance of shares of the Company's Series C Stock.

Major Events, Contracts and Customers. In addition to the acquisitions mentioned above, the following is a list of major events and contracts that occurred in the fiscal year ended June 30, 1998 and how they are significant to the last two fiscal years' revenues.

        Westar Capital $2,000,000 Private Placement. In October 1997, the Company completed a private placement of $2,000,000 of its securities to Westar Capital, a wholly-owned subsidiary of Western Resources. The private placement consisted of 2,000,000 shares of the Company's Class A Common Stock at $0.50 per share and 200,000 shares of the Company's Series C Stock at $5.00 per share. Each share of the Series C Stock is convertible into five shares of the Company's Class A Common Stock, and earns a dividend of 9.75 percent per annum, payable quarterly. Dividends are payable in additional shares of Series C Stock or cash at the option of the Company for two years. Thereafter, dividends are payable in cash. Westar Capital also has the right to purchase up to 2,000,000 additional shares of the Company's Class A Common Stock at market price, but not below $1.00 or above $2.00 per share, by the end of calendar 1998. Further, the Company may require Westar Capital to purchase up to 400,000 shares of Series C Stock for $2,000,000 before December 31, 1998. Subsequent to its fiscal year end, on July 14, 1998, the Company exercised its right to require Westar Capital to purchase 200,000 of these additional shares of Series C Stock for $1,000,000.

        Sedro Woolley, Washington. In July and August 1997, the Company entered into an energy services agreement with the State of Washington, Department of General Administration, Division of Engineering and Architecture (the "State") to provide energy efficiency equipment at the State's multi-purpose facility at Sedro Woolley, Washington. The Company's agreement with the State provided for gross contract revenue of approximately $500,000 on the first phase of the project, which was the replacement of two boilers expected to save the State approximately $166,000 per year in operation and maintenance costs. In addition to the installation of equipment, the Company provided commissioning and training services to the facility's staff. The second phase of the project provided for approximately $800,000 in gross contract revenues for the Company, and consisted of the high efficiency lighting retrofit of 21 buildings, the installation of energy efficiency electric motors, HVAC improvements and the installation of an energy management system. The agreement also calls for the Company to provide monitoring and verification services for a 10 year period after the project is complete. The revenues for fiscal year ended 1997 and 1998 were $60,902 and $1,165,000 respectively.

        Unified School District No. 500, Wyandotte County, Kansas. In March 1998, the Company entered into an energy services agreement with Unified School District No. 500 (the "District") in Wyandotte County, Kansas. Total project construction revenues will be approximately $6,000,000. Construction is expected to be substantially complete by December 1998. OBS initially developed the project, which includes the installation of multiple energy efficiency measures, including lighting retrofits, energy management systems, chiller and furnace replacements, and variable speed motor controllers. The Company estimates that the project should result in savings to the District of approximately $7,775,000 in energy and operating costs over the 10 year term of the agreement. The Company also will provide training, post-installation measurement and savings verification services, and steam trap maintenance repair services for the term of the agreement following the completion of construction of the project. The Company's future revenues associated with these ongoing services are estimated at approximately $818,000 over the 10 year contract period. Revenues for fiscal year ended June 30, 1998 were $1,376,000.

        Pacific Gas and Electric Company. In December 1995, the Company signed a demand side management ("DSM") power savings partner agreement (the "PG&E Agreement") with Pacific Gas and Electric Company ("PG&E") for the development and implementation of demand side resources for customers in the PG&E service territory. Under the terms of the PG&E Agreement, the Company will identify, design, contract for and complete energy efficiency projects that are estimated to supply energy savings of approximately 30,000,000 kWh per year for up to seven years. In general, the price paid by PG&E to the Company for savings will be approximately $0.02 per kWh for energy savings and $20 per kW for demand savings. Each host customer project is subject to approval by PG&E and the Company. The PG&E Agreement was approved by the California Public Utilities Commission effective August 1, 1996. The Company has signed contracts for energy services with California State University, Fresno ("CSUF"), and a shopping mall in Northern California, a portion of which projects are eligible for funds under the PG&E Agreement. No revenues are recorded for this contract, but are attributed to individual customer projects that benefit from payments pursuant to the PG&E Agreement.

        Southern California Edison Demand Side Management Energy Efficiency Agreements. In April 1994, the Company executed a DSM contract with Southern California Edison ("SCE") after being selected as a result of a competitive bid solicitation (the "Onsite SCE Agreement"). The Onsite SCE Agreement required the installation of energy efficiency measures to provide consistent, innovative and verifiable energy savings in selected commercial, industrial and/or institutional host customer facilities within a specific eligible SCE service area market region. In July 1995, the Company acquired an additional, similar DSM contract with SCE via an assignment to the Company by KENETECH Energy Management, Inc. ("KEM"), of all of KEM's interest in the same (the "KEM SCE Agreement"). This acquisition augmented the Onsite SCE Agreement. Both the Onsite SCE Agreement and the KEM SCE Agreement (collectively, the "SCE Agreements") were approved by the California Public Utilities Commission in October 1994. The SCE Agreements provided for the implementation of energy efficiency projects for host customers within SCE's service territory to provide up to approximately 53 million kWh per year in measured energy savings.

The Company completed several projects in fiscal year 1997 and 1998 under the SCE Agreements, including projects with Hughes Aircraft Company (El Segundo,
CA); West Covina Unified School District (West Covina, CA); McDonnell Douglas Corporation (Long Beach, CA); Foothill Presbyterian Hospital (Glendora, CA); Mobil Oil Corporation (Torrance, CA), Tecstar, Inc. (City of Industry, CA), TRW, Inc. (Redondo Beach, CA); The Aerospace Corporation (El Segundo, CA); Southern California Health Care Systems (Pasadena, CA); and Marshall Industries (El
Monte, CA). As a result of the executed contracts, the Company implemented projects producing approximately 44 million of the 53 million kWh in annual energy savings available in the SCE Agreements.

No revenues are recorded for the SCE Agreements but rather are attributed to individual projects that benefited from payments pursuant to the SCE Agreements, which earned approximately $1,200,000 and $4,000,000 for the fiscal years ended June 30, 1998, and 1997, respectively.

        California State University, Fresno. The Company's first project implemented under the PG&E Agreement was with CSUF. The Company has completed both a first phase lighting retrofit of the project for $600,000 and a second phase lighting retrofit and free cooling implementation for approximately

$1,000,000. The benefits to CSUF are anticipated to include over 1,600,000 kWh per year reduction in energy consumption, as well as fixture upgrades, and improved lighting and cooling equipment. CSUF should realize approximately $120,000 per year in energy cost savings and a total of approximately $160,000 in incentive payments from the Company related to the PG&E Agreement.

        California  State  University,   Fresno-University  Student  Union.  The
Company entered into an agreement with California State University, Fresno, Association Incorporated, University Student Union (the "Student Union"), for an energy efficiency project at the Student Union's facilities on the campus of CSUF. Under the agreement, the Company upgraded the Student Union's existing lighting systems and will be replacing the central chiller with a more efficient model. Both the Student Union building and a satellite building will experience significant lighting quality improvements and enhanced air conditioning, as well as reduced energy costs. The approximately $400,000 project was prompted by an aggressive campus-wide drive by CSUF to reduce energy costs on campus. The project is expected to benefit from approximately $100,000 in utility incentives payable over approximately six years under the PG&E Agreement and approximately three years under the California Public Utilities Commission-approved standard performance contract program (the "SPC Program"). Annual electricity cost reduction is estimated to exceed $73,000.

        California State Polytechnic University. The Company completed a lighting retrofit project for seven buildings at the California State Polytechnic University ("Cal Poly") in Pomona, California. The Company retrofitted over 4,000 fixtures and replaced many outdated incandescent fixtures with new high efficiency compact fluorescent fixtures. The project contributed approximately $250,000 to the Company's revenues. The project is expected to save in excess of $43,000 in energy costs for Cal Poly each year, as well as result in up to $48,000 in incentive payments under the SCE Agreements over a three year period.

        Southern California College. In March 1998, the Company signed an energy efficiency agreement to supply services related to 19 buildings at Southern California College ("SoCal College") in Costa Mesa, California. The project was one of the first to be implemented under the SPC Program. The financial incentives from the SPC Program for this project are estimated to be as much as $78,000 distributed over a two year period. The multi-measure project
contributed   approximately  $390,000  to  the  Company's  current  fiscal  year revenues, and will include a fee for providing measurement and verification services for two years. The project consists of retrofitting 3,500 lighting fixtures and installing 125 occupancy sensors as well as HVAC equipment modification, the repair and replacement of heat pumps and chilled water piping, and the installation of an energy management system. The energy efficiency retrofit is estimated to result in electricity energy savings of up to 800,000 kWh per year for SoCal College.

        City of Anthony, Kansas. In March 1998, OBS contracted with the City of Anthony, Kansas (the "City"), to construct a voltage regulator station and to upgrade a portion of the City's 4.16kV electric distribution system to 12kV. The City, which operates its own municipal electric utility system in south central Kansas, expects to realize increased reliability and improved system efficiency from this upgrade. Construction is expected to be complete by calendar year-end 1998. Total project revenue to the Company from this project is estimated at $2,000,000 in fiscal years 1998 and 1999. Revenues for the fiscal year ended June 30, 1998 were approximately $325,000.

        California Energy Commission. The California Energy Commission ("CEC") selected the Company, through its International Energy Fund, for development support of four energy efficiency projects in the Republic of Panama via a grant for $75,000 from the CEC. Additionally, the Company sponsored the First Regional Symposium for Energy Efficiency and Distributed Generation, which took place in Panama in May 1997. The Company organized the symposium with separate financial support of the CEC.

        USL Parallel Products of California, Inc. In June 1998, the Company signed an energy efficiency services agreement for an industrial process improvement at the facilities of USL Parallel Products of California, Inc. ("Parallel Products"), a subsidiary of US Liquids, Inc. (AMEX: USL). The project will include installation of a variable speed drive on a compressor utilized in Parallel Products' evaporation process. The energy savings are anticipated to exceed $75,000 per year, and the economics of the project will benefit from approximately $145,000 in incentives payable under the SPC Program over approximately a two year period. The project will contribute approximately $325,000 in revenues to the Company during the fiscal year 1999.

        Santa Ana Unified School District. In May 1998, LTS entered into an approximately $2,500,000 subcontract with Sempra Energy Solutions to provide lighting retrofit and FEMA (Federal Emergency Management Agency) lighting and ceiling upgrades for the Santa Ana Unified School District. LTS's contract encompasses upgrading over 1,000,000 square feet of ceilings, installing over 2,000 new fixtures, retrofitting nearly 15,000 other fixtures with T8 lamps and electronic ballasts, and installing 600 occupancy sensors for energy efficiency in 24 schools. This project is expected to be completed in fiscal year 1999.

        R.E. Thomason General Hospital. In 1996, the Company entered into an agreement with R.E. Thomason General Hospital ("Thomason") for the operation and maintenance ("O&M") of its central utility plant. The original agreement ran for a 27 month period, commencing February 1996, with additional extensions at the option of Thomason. In April 1998, Thomason renewed the O&M agreement for an additional 12 months. In connection with this O&M agreement, the Company has staffed the central plant facility with eight full-time positions including a supervisor, mechanic and plant operators. Revenues for fiscal year ended June 30, 1998, were approximately $850,000.

        General Motors Corporation. In July 1996, the Company entered into an agreement with General Motors Corporation ("GM") to provide turnkey technical services for the installation of a strategic energy management system at one of GM's plants. The Company provided control technology for the North American Truck Group Assembly Plant located in Wentzville, Missouri. Revenues for fiscal year ended June 30, 1997, for this project were approximately $520,000. Additionally, in December 1995, the Company signed an agreement with GM to provide energy efficiency equipment purchases and services at GM's Linden, New Jersey Assembly Plant. The Company completed the Linden project by June 30, 1996. The project was sponsored by the Company through the Public Service Electric and Gas Company ("PSE&G") Standard Offer DSM program and includes a 10 year commitment for the measurement and verification ("M&V") of energy savings. M&V revenue for this project for fiscal year ended June 30, 1998, was approximately $90,000.

        Consulting. In addition to energy efficiency retrofit projects and services, the Company also provides professional energy efficiency consulting services for a variety of clients, including energy customers, utilities, product suppliers and government. These consulting services include engineering design, project feasibility and development, direct access planning services, market assessments, business strategy, public policy analysis and environmental impact/feasibility studies. The Company currently provides consulting support to customers, manufacturers, utilities, state and federal governments including, but not limited to, the Gas Research Institute (Chicago, IL); Solar Turbines (San Diego, CA); R.E. Thomason General Hospital (El Paso, TX); American Gas Cooling Center (Arlington, VA); California Energy Commission (Sacramento, CA); a major amusement theme park; a major multi-branch national financial institution; and Caterpillar Inc. (Lafayette, IN).

Consulting revenues to the Company were approximately $1,000,000 and $1,400,000 for the fiscal years ended June 30, 1998, and 1997, respectively.

Industry of Issuer. Following is a description of the ESCO industry and the business of the Company.

        Energy Efficiency Services Company. Pursuant to an independent evaluation, the Company has been accredited as an ESCO by NAESCO. NAESCO defines an ESCO as a full-service, vertically integrated company that provides a complete range of energy efficiency and power management services to its customers. In order to qualify as an ESCO, a company must be able to offer a method of financing projects and guaranteeing savings as services offered to customers. These elements generally are what differentiate an ESCO from contractors, equipment suppliers and other providers. The Company provides the customer with "one-stop shopping" for energy services. Such services include:

o    An initial energy audit
o Evaluation of purchase options for electricity and fuel, including tariff analysis
o    Detailed economic and feasibility analysis
o    Engineering and construction services
o    Management of project implementation
o    Verification of savings
o    Monitoring of performance and maintenance during the service term
o    Guaranteed savings and/or shared savings programs
o    Performance contracting with utilities, customers
o Financing including, direct loans and equipment leases (on and off balance sheet)
o Professional consulting services in the areas of direct access planning, market assessment, business strategy, public policy analysis and environmental impact/feasibility studies

Through its systems integration program, the Company provides various services to the customer that focus on energy savings in residential, commercial, institutional and industrial facilities. Using multiple, proven energy efficiency technologies provided by the Company, today's building owners and operators can receive both cash flow savings and environmental benefits while optimizing energy efficiency, in most cases without any up front capital required from the customer. The Company's integrated energy measures work together to:

        Reduce energy consumption
        Reduce the price of purchased electricity and fuel
        Promote efficient use of energy
        Shift loads to periods of lower cost energy
        Improve the environment
        Increase business profitability

By providing a complete package of services, including financing of projects, the Company becomes the energy partner with each of its customers.

        The Changing Environment for Energy Services. The electric utility industry currently is going through fundamental changes that largely are a result of the more competitive environment for electric power generation developed over the last decade. The restructuring of the electric utility industry will have significant impacts on the method by which electric power is delivered to customers in the future, and also will affect the way energy services are valued and provided. In the restructured electric industry, the competition of the new marketers in the industry is anticipated to facilitate a rapid evolution of energy value added services in the new marketplace. New energy supply marketers will move to diversify their electricity supply services with other services, which will include energy efficiency services.

Deregulation of the electric utility industry is likely to expand the scope of services offered by ESCOs in the new marketplace. To purchase electric power in the deregulated market, large consumers will need to collect and analyze their past, present and future electrical consumption data and profiles in order to identify their demand, and procure cost-effective and reliable electric power. The Company currently is performing and marketing these new energy services for large electricity consumers in preparation for the emerging competitive market.

The Company is actively involved in monitoring the regulatory and legislative process that will determine the rules for the restructured electricity market, and firmly believes that the benefits and value of energy efficiency will expand through the evolution of a more competitive market for electricity.

        Performance Contracting. Performance contracting is the term used to describe the terms and conditions under which an ESCO delivers energy services, typically under a guarantee of energy savings to the customer. The ESCO's payment is based upon delivery of actual energy savings to the customer. The values of these energy savings are used to service the project financing costs if the project is financed or to provide positive cash flow to the customer. In short, the performance contracting process requires payment for actual results, not for projections.

        Distributed Generation/Combined Heat & Power. The Company has experience as a distributed generation and a combined heat and power ("CHP") developer in systems ranging from 60 kW to 20,000 kW at facilities such as industrial facilities, hospitals, multi-family housing, nursing homes, recreational centers, health clubs and hotels. CHP is the sequential production of electricity and thermal energy utilizing a single fuel source. The by-product thermal energy from the production of electricity is utilized to provide steam heating, domestic hot water and/or chilled water (through absorption chilling) to the host facility. As a result, 60 percent to 90 percent of the input fuel's energy content can be utilized to produce heat and electricity compared to only 25 percent to 40 percent of the fuel's energy content to make electricity alone in a utility generating plant. The thermal energy produced by the CHP system is used by the host facility to reduce fuel consumption that otherwise would be needed to supply the thermal energy produced by boilers or other fuel burning equipment. A typical system consists of a reciprocating engine or gas turbine fueled by natural gas, which drives an electrical generator. A heat recovery system reclaims the heat produced by the engine generator set, yielding steam or hot water to be used in the host facility for domestic, process or space heating/cooling needs. Electrical control relays and switchgear protect the equipment from overload, ensure proper voltage and frequency, and interconnect with the local utility's power grid. Since completing its first CHP system in 1984, the Company has been associated with over 35 CHP projects. Electric industry restructuring in California and throughout the U.S. is creating a renewed interest in on-site (distributed) generation by customers and utilities. Furthermore, CHP is getting increased attention by state and federal environment agencies as a generation source that can provide net quality benefits and help mitigate global climate change.

Business Approach. As an ESCO, the Company provides its customers with a comprehensive approach to improve the energy efficiency and/or reduce the cost of energy for the customers' facilities. The services offered by the Company include direct access planning, energy audits, bill audits, tariff analyses, transmission and distribution analyses and upgrades, feasibility analyses, engineering and construction services, project implementation, verification of savings, performance monitoring, O&M services, guaranteed savings and shared savings programs, financing, direct loans and equipment leases. In addition, the Company offers professional consulting services in the areas of market assessments, business strategies, public policy analysis (including utility restructuring) and environmental impact/feasibility studies. The Company is unique in the ESCO marketplace in that it is able to offer customers a full range of energy services for both supply side and demand side resource requirements.

The Company's approach to marketing its energy efficiency services is to provide a comprehensive energy efficiency project with financing alternatives for the customer. Over the past several years, the Company has been successful in maximizing the incentives from public utilities in the form of SPC programs or through utility DSM contracts, whereby the incentive payments are provided based on actual energy savings, which can offset a substantial portion of the investment necessary to implement the energy efficiency measures. The incentive payments historically have been based upon the resource and environmental value of the energy savings (as compared to the cost of building power plants). This incentive toward the costs of the project enhances the feasibility of the individual projects, thereby allowing more and larger projects to qualify for implementation. Before undertaking a project, the Company's engineers analyze the customer's energy consumption and propose a comprehensive solution that maximizes energy savings to the customer through the implementation of the energy projects. The cost and profit of the retrofit programs implemented by the Company within the customer's facilities are recouped by the savings in energy and maintenance costs of the project, with net positive cash flow to the customer generated throughout the life of the project.

During the last five years, the Company has successfully completed several utility DSM competitive bidding programs with PacifiCorp (April 1993); Southern California Edison (May 1994, and July 1995, by acquisition); Puget Sound Power & Light Company (June 1994); Pacific Gas and Electric Company (August 1996); Jersey Central Power & Light (1990 and 1993); Public Service Electric and Gas Company (1990, 1993 and 1996); and Potomac Electric Power Company (1992). The Company also has been a leading ESCO sponsor for SPC programs in New Jersey and California.

Changes in the electricity marketplace, customer interest in reducing costs, and the Company's focus on its core business have led to several new projects and acquisitions that have more than tripled its size and makes the Company the largest NAESCO-accredited independent ESCO in the country. In the past, the Company generally did not supply actual construction labor or materials in the implementation of projects. Because of recent acquisitions, the Company can provide some of these services (including high efficiency lighting, lighting installation and maintenance services) while obtaining more control on overall cost and level of service. The source of subcontractors varies by project, but generally the Company selects subcontractors based upon experience, quality of work, price and other factors, including previous relationship with the customer. In general, subcontractors are solicited from the customer's local geographic area. The Company's standard agreements with subcontractors (usually in the form of an Engineering, Procurement and Construction Agreement) contain general provisions standard for the construction industry for the installation of energy efficiency measures.

For many projects, the Company also provides ongoing O&M and M&V services for the installed systems. The Company offers the benefits of energy efficient systems through third party ownership or project financing repaid through savings generated by the project, requiring little or no capital investment by the energy services customer.

The Company's infrastructure services are designed to approach areas of facility operations that may not be addressed in traditional energy efficiency projects, and include electric and natural gas facilities, power quality and water treatment facilities. From electrical switchgear design to high voltage power line construction, the Company can provide customized utility services. The Company can design the project, procure the materials and manage the installation of equipment. The Company also provides management of its customers' utility equipment to reduce the chance of failures, minimize duration of outages and protect assets. The Company's engineers audit electrical service from local utilities using state-of-the-art technology to isolate, identify and remedy problems before they cost the customer more money. The Company provides harmonic investigations and remediation, wiring and grounding studies, and transients and over-voltage analysis. The Company also meets the process water needs of its customers through design, construction, operation and even ownership of high purity water systems. Specializing in reverse osmosis systems, the Company utilizes cost effective membrane technologies to filter dissolved salts as well as inorganic molecules. The Company will evaluate water treatment processes best suited for the customers needs, then design and install a site-specific water treatment system.

A summary of the general process utilized by the Company for implementation of an energy project includes the following:

        Audit/Feasibility Analysis: The Company and a customer enter into a Letter of Agreement providing for an audit/feasibility analysis at no up-front cost. The customer only pays if the Company identifies a cost-effective project that the Customer does not agree to pursue. Upon execution of the Letter of Agreement by a customer, the Company's technical staff conducts an on-site analysis in sufficient detail to establish the potential savings, capital cost estimates and scope of the project. The Company's engineers and technicians often will monitor energy use with data logger equipment. This data is analyzed to determine savings opportunities and energy efficiency measures appropriate for a particular facility. This information also provides empirical data on which to base the rebate or DSM application that will be made to the utility company, if applicable. These findings are presented to the customer in the form of a technical proposal/audit report for the project.

        Detailed Engineering: Upon the execution by a customer and the Company of an Energy Efficiency Services Agreement or similar agreement (an "ESA"), licensed mechanical and specialty engineers design the installation of each element of the approved proposal. The process of obtaining required permits from regulatory agencies also begins at this point.

        Financing: Once the ESA has been executed, the Company arranges financing for the project in cooperation with the customer if the customer does not desire to finance the project itself. Financing can take many forms, from energy savings-based agreements to equipment capital and operating leases to traditional and non-recourse project financed loans. The Company has experience in arranging such financing for projects based upon anticipated annual savings. Financing packages are negotiated for the customer in most cases such that the customer is not required to invest its own funds.

        Procurement and Construction: This phase involves equipment purchasing, subcontractor selection and construction management to final project completion. Construction management consists of an experienced project execution team under the overall direction of one of the Company's experienced project managers.

     Start Up: This step integrates the initial operation of the project, including system start-up and programming, commissioning and final acceptance.

        O&M Services: This final phase assures a smooth handoff to operating personnel of the customer, and includes training and documentation. Maintenance contracts, where the Company supplies maintenance services, are available and incorporated into many projects. Guarantees of annual and total savings are coupled with ongoing maintenance of the installed energy efficiency equipment.

        M&V Services: The Company provides verification of continuing energy savings, both initially upon project completion and on an ongoing basis throughout the term of the ESA. This verification is based upon protocols agreed upon between the customer, the Company and the utility, if applicable.

Competition. In general, the Company's competitors are other ESCOs, particularly the other 18 ESCOs accredited by NAESCO, that provide similar comprehensive services to customers. Some of these competitors are large companies, affiliated with utilities or equipment manufacturers, with more assets and that have a larger manpower and resource base than the Company. Utility companies and their affiliates can function as both competitors and partners for the Company. Many utilities now are entering the DSM market through wholly-owned subsidiaries of holding companies in direct competition with ESCOs, including the Company. However, the Company sometimes teams with utility DSM subsidiaries whereby the utility subsidiary functions as a source of financing for energy efficiency services projects developed and implemented by the Company.

An important competitive advantage for any ESCO is its ability to provide financing and performance guarantees to the customer. This is the area in which many small, independent ESCOs may be at a disadvantage when compared with the larger companies and utilities. However, the Company has successfully used financing sources such as Academic Capital, L.L.C. ("Academic"), Dana Commercial Credit, Koch Financial ("Koch") and ABN AMRO Chicago Corporation (fka ChiCorp Financial Services, Inc.) ("ABN"), among others, to provide financing for qualified energy projects, thus maintaining this important advantage for the Company. Over the last four years, Academic, ABN and Koch have provided financing on most of the Company's projects that have been financed. More recently, though, the Company has obtained financing from other sources and has identified other potential sources of financing, thereby reducing its overall dependence on a limited number of sources of project financing. In addition, many of the Company's customers have the ability to obtain their own financing or to pay for the cost of the project themselves.

The Company's competitive advantage historically has been its independence from affiliation with commodity suppliers (utilities) and equipment vendors, and its ability to offer a broader range of services and equipment than other ESCOs can offer. In addition, the Company has been in the energy efficiency business for a longer period of time with a significant number of successful projects, more than most other ESCO competitors.

Raw Materials. The Company obtains most of its material and equipment from several suppliers. The items it purchases generally are available "off the shelf" and from several vendors. Those items that the Company may have custom built also typically are available from several sources.

Government Regulation/Environmental Laws. The Company is subject to rules and regulations of the Environmental Protection Agency, the Occupational Safety and Health Administration and other federal, state, county and municipal agencies. The Company's business entails "indirect" environmental risks from its subcontractors' handling and removal of polychlorinated biphenals (PCBs) ballasts, asbestos or asbestos-containing materials (ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and air quality compliance for emissions from its CHP facilities. The Company contracts with certified hazardous waste removal companies or require its customers or subcontractors to contract with certified hazardous waste removal companies. The Company obtains indemnification from applicable customers and subcontractors as to liability the Company might incur in connection with hazardous materials or environmental concerns.

In February 1998, the Company received a notice from the South Coast Air Quality Management District for alleged reporting violations in calendar year 1996 on the facility previously owned by TCC. No remedial action is required and the Company may be subject to certain penalties, but management does not believe this matter will have a material impact on the Company's operations or liquidity.

Employees. As of November 2, 1998, the Company employed approximately 160 persons in regular or temporary full-time or part-time positions.

Item 2.  Description of Property

The Company's corporate headquarters is located in Carlsbad, California. The property is held on a three year lease expiring in July 31, 2001, and covering approximately 10,000 square feet. As of August 1, 1998, the Company expanded its office space by an additional 3000 square feet, which is included under the current lease. The Company expanded its regional offices to include Kansas City (Lenexa), Kansas (lease of 1,400 square feet of office space for one year expiring May 1999), and San Ramon, California (lease of 2,000 square feet of office space on a three year lease expiring March 2001).

The Company's subsidiaries are located in Somerset, New Jersey (SO Corporation); Topeka, Kansas (OBS); Salina, Kansas (OMS); and Santa Ana, California (LTS). OBS leases 2,000 square feet of office space on a one year lease with an option to renew, expiring November 1998. OMS owns the main building (9,698 square fee) that includes office space and storage in Salina, Kansas. OMS also owns two annexes in Salina, Kansas (one consisting of 1,225 square feet and one consisting of 2,400 square feet). OMS leases a fourth building from former management on a month by month basis to store testing equipment. This lease will continue indefinitely. LTS leases approximately 4,200 square feet in Santa Ana, California. This lease currently is one-year lease and expires July 1999. Additionally, under an agreement with SYCOM Corporation, the Company is required to reimburse SYCOM Corporation for the applicable continuing operating expenses (including rent) for the offices and a small warehouse in Somerset, New Jersey.

No other office or warehouse space is leased or owned by the Company. Management believes that the current properties, including the additions made in 1998, will be suitable for the Company's operations.


Item 3.  Legal Proceedings

In January 1998, the Oregon Bureau of Labor and Industries (the "BLI") filed a suit against LTS and two other parties for alleged unpaid wages in the amount of $509,205 for 32 employees who worked on a lighting retrofit project in the state of Oregon. A trial date of April 13, 1999, has been set, but the parties are attempting to obtain the approval of mediation rules in order to mediate this matter. Management also has had discussions with the BLI to resolve this issue; however, no agreement has been reached. Management believes, based on current information, that any settlement would not have a material impact on the Company.

Additionally, in October 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District County, Eastern District of Louisiana, Case No. 98-2914) against OBS alleging breach of contract in connection with one of the Company's projects. The suit seeks reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits in the aggregate amount of $748,000. Management is attempting to settle the matter; however, no agreement has been reached. Management believes, based on current information, that any settlement would not have a material impact on the Company.


Item 4.  Submission of Matters to Vote of Security Holders

No matters have been submitted during the fourth quarter of fiscal year ended June 30, 1998, to a vote of securities holders.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

Since August 2, 1995, the Company's Class A Common Stock has traded on the National Association of Securities Dealers (NASD) Over-the-Counter (OTC) Electronic Bulletin Board under the symbol "ONSE." The following table sets forth the high and low prices per share of the Company's Class A Common Stock for the prior two fiscal years by quarters.


    Quarter Ended                       High                     Low

    September 30, 1996                  $1.625                   $1.4375
    December 31, 1996                   $0.50                    $0.50
    March 31, 1997                      $0.25                    $0.25
    June 30, 1997                       $0.50                    $0.25
    September 30, 1997                  $0.34                    $0.18
    December 31, 1997                   $0.9375                  $0.26
    March 31, 1998                      $0.6875                  $0.50
    June 30, 1998                       $1.4375                  $0.5625

The high and low market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of November 2, 1998, there were approximately 225 holders of record of the Common Stock.

The Company has not paid dividends on its Class A Common Stock, nor does the Company anticipate paying dividends on the Class A Common Stock in the foreseeable future. The Company has paid dividends on the Series C Stock. The Series C Stock earns a dividend of 9.75 percent per annum, payable quarterly. Dividends have been paid in the form of 23,354 shares of Series C Stock. Dividends are payable in additional shares of Series C Stock or cash at the option of the Company for two years. Thereafter, dividends are payable in cash.


Item 6.  Management's Discussion and Analysis

When used in this discussion and the financial statements that follow, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors that affect the Company's business, including the discussion under Item 1. Description of Business, Industry of Issuer section in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

As discussed in Item 1. Description of Business, the Company acquired OBS, OMS, LTS and SO Corporation during the fiscal year 1998, and sold TCC during the fiscal year 1997. To accurately depict the change in operations, liquidity and capital resources, the Company has given a consolidated comparative and also a comparative that removes the impact of its subsidiaries.

Results of Operations.

        Revenues. Revenues increased in the fiscal year ended June 30, 1998, by $2,705,773 or 28.30 percent. This increase primarily is due to acquisitions. After elimination of revenues attributable to newly acquired subsidiaries and the divestiture of TCC, revenues decreased by $42,066, or 0.47 percent. This decrease is attributable to a $408,792, or 29.95 percent decrease in consulting revenues, offset by an increase of $348,242, or 4.53 percent in contract revenues. Consulting revenues were lower in fiscal year 1998 due in part to the conversion of one large consulting agreement into a long term construction contracts. Also, one large design project contributed significant consulting revenues in fiscal year 1997. Long-term construction contracts were relatively flat due to one large contract starting in the last half of fiscal year ended June 30, 1998.

        Gross  Margin.  Gross margin for the fiscal year ended June 30, 1998 was
18.01 percent compared to 30 percent in fiscal year 1997. After elimination of revenues and cost of sales attributable to newly acquired subsidiaries and the divestiture of TCC, gross margin was 13.60 percent and 28.51 percent for fiscal year end 1998 and 1997 respectively. The decrease in gross margin as a percentage of sales is attributable to lower gross margins on long term contracts entered into in the fiscal year 1998. The unburdened budgeted gross margin percentage on long term construction projects was approximately 12.28 percent. Fully burdened gross margin on these contracts was 9.61 percent for fiscal year 1998. Revenues under these contracts represented 62.37 percent of total revenues.

        Selling, General & Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $4,418,736 or 36.02 percent of revenues in fiscal year end June 30, 1998, compared to $3,726,095 or 38.97 percent in fiscal year 1997. After elimination of revenues and SG&A expenses attributable to newly acquired subsidiaries and the divestiture of TCC, SG&A as a percentage of revenues was 39.24 percent and 32.09 percent for fiscal year end 1998 and 1997, respectively. The percentage of expenses to revenues increased primarily because of the effect of an increase in overall SG&A related to growth without a corresponding increase of overall revenues in the fiscal year end June 30, 1998. Additionally, employee related expenses increased by approximately $400,000. This staffing increase was made at the Company headquarters location and to establish an office in Northern California.

Goodwill amortization included in SG&A in the fiscal year ended June 30, 1998 was $280,927 compared to $400,000 in the fiscal year ended June 30, 1997. After elimination of revenues and SG&A expenses attributable to newly acquired subsidiaries and the divestiture of TCC, goodwill amortization was $266,667. Goodwill amortization in fiscal year 1998 arises primarily out of the acquisition of Onsite-Cal in 1994, which resulted in goodwill of $1,600,000 that was amortized over a four year period, which ended in February 1998. With the recent acquisitions made by the Company in the last quarter of fiscal year 1998, goodwill amortization for fiscal year 1999 is expected to increase.

        Loss from Operations. Loss from operations increased in the fiscal year ended June 30, 1998 by $944,393 or 74.69 percent. After elimination of revenues attributable to newly acquired subsidiaries and the divestiture of TCC, loss from operations increased by $1,852,208, or 407.51 percent. This increase is attributable to an increase in cost of sales of 20.31 percent, which is reflected in the decrease in gross margin. The additional loss also can be attributable to the increase of SG&A expenses of 21.72 percent. The majority of this increase was due to the addition of new development offices and staff to prepare for expected new business opportunities resulting from acquisitions and deregulated markets incentives with standard performance contracts.

        Other  Income/Expense.  Other income (expense)  decreased by $113,509 or
98.17 percent for the fiscal year ended June 30, 1998. The change was attributable to a decrease in interest expense of $131,628. After elimination of revenues attributable to newly acquired subsidiaries and the divestiture of TCC, other income (expense) decreased by $57,500 or 90.72 percent. The majority of the change was a decrease in interest expense of $78,248. During the fiscal year end June 30, 1997, the Company had paid off substantially all of its interest bearing debt.

        Net Loss. Net loss for the year ended June 30, 1998, increased by $829,884, or 59.76 percent. This resulted in a basic and diluted loss per share of $0.16, an increase in the loss per share from fiscal year 1997 of $0.03. After elimination of revenues and cost of sales attributable to newly acquired subsidiaries and the divestiture of TCC, increase in net loss was 347.39 percent. This increase was attributable to some long-term projects that had a lower gross margin than expected. The increase in SG&A expenses also effected the net loss due to the addition of staff and office set up expenses.

Liquidity and Capital Resources. The Company's cash and cash equivalents increased by $1,566,112 in fiscal year end June 30, 1998, an increase of 297.23 percent. Working capital was a negative $2,693,367 as of June 30, 1998, compared to a negative $30,333 as of June 30, 1997, an increase in negative working capital of $2,663,034. The increased deficit in working capital was largely attributable to the increase in the current portion of notes payable acquired from acquisitions (such notes are expected to be repaid from project proceeds) and the billings in excess of costs related to one major project. The shortfall in working capital is expected to be resolved from positive cash flow from operations and the availability of up to an additional $1,000,000 of cash from an existing stock subscription agreement.

Cash flows provided by operating activities for the year ended June 30, 1998 were $814,280, compared to $41,297 for the year ended June 30, 1997. A substantial portion of the cash, approximately $2,000,000, was provided from advance billings under one contract in progress at the end of the year. An increase in accounts payable plus increased volume relating to new contracts increased the cash flow from operations by $772,983.

Cash flows used by investing activities for the fiscal year ended June 30, 1998, were $1,330,791 compared to cash flows provided by investing activities of $535,608 for the fiscal year ended June 30, 1997, an increase of $1,866,399. The primary reason for the increase in investing activities was the cash used in the acquisition of four businesses (OMS, OBS, LTS and SO Corporation). Cash flows from financing activities were $2,082,623 for the fiscal year ended June 30, 1998, compared to a negative $1,026,481 for the same period in fiscal 1997, an increase of 302.89 percent. The principal reason for the change from year-to-year  was due to the  proceeds  from the  private  placement  to  Westar
Capital.

As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended June 30, 1998 and 1997, and has an accumulated deficit of $19,414,842 as of June 30, 1998. During the year ended June 30, 1998, the Company took steps to mitigate the losses and enhance its future viability. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. In addition, subsequent to year end, the Company has exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 200,000 shares of Series C Stock for $1,000,000 (see Note 20). The Company may require Westar Capital to purchase an additional 200,000 shares of Series C Stock for $1,000,000. Management believes that all of the above actions will allow the Company to continue as a going concern. Cash requirements for periods beyond the next 12 months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

Industry. As described in detail in Item 1. Description of Business, the deregulation of the electric utility industry in California and throughout the U.S. has created a more competitive environment for electric power generation and energy services. This has and will continue to provide opportunities for the Company to expand the scope of services. The Company continues to market new energy services for larger consumers in preparation for the emerging competitive marketplace created by deregulation.

Foreign Operations. On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the acquisition and development of potential projects in Panama and Latin America. For fiscal year ended June 30, 1998, there was no operating activity.

Tax Legislation New tax legislation is not expected to have a material effect on liquidity, financial condition and operations of the Company. The deferred tax asset includes the future benefit of the LTS pre-acquisition deductible temporary differences and net operating losses of $184,100. The deferred asset has been fully reserved through the valuation allowance. Any future tax benefit realized for these items will first reduce any goodwill remaining from this acquisition and then income tax expense. The deferred tax asset also includes the future benefit of the tax deduction for the exercise of stock options of $13,000. The deferred asset is fully reserved through the valuation allowance. Any future tax benefit realized for this item will be a component of paid in capital.

At June 30, 1998, the Company has net operating loss carryforwards of approximately $19,116,000, which expire in the years 2006 through 2017. The Company has California net operating loss carryforwards at June 30, 1998 of $5,018,000, which expire in years 1999 through 2003. The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50 percent change in ownership due to various stock transactions.

Environmental Issues. In February 1998, the Company received a notice from the South Coast Air Quality Management District for alleged reporting violations in calendar year 1996 on the facility previously owned by TCC. While no remedial action is required, the Company may be subject to certain penalties but management does not believe this matter will have a material impact on the Company's operations or liquidity.

Year 2000. The Company is developing plans to address issues related to the impact on its computer systems of the year 2000. The Company believes that substantially all software applications currently being used for the financial and operational systems have adequately addressed any year 2000 issues. Most hardware systems have been assessed and plans are being developed to address systems modification requirements. The financial impact of making any required systems changes is not expected to be material to the Company's consolidated financial position, liquidity or results of operations. Any risks the Company faces are expected to be external to ongoing operations. The Company has numerous alternative vendors for critical supplies, materials and components and thus current vendors and subcontractors who have not adequately prepared for the year 2000 can be substituted in favor of those that have prepared.


Item 7. Financial Statements.

The Company's consolidated financial statements are attached as pages F-1 through F-27.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                  [Remainder of page intentionally left blank]

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.

The following table sets forth the persons currently serving as directors of the Company, and certain information with respect to those persons.


     Director                      Age                      Director Since


Charles C. McGettigan              53                             1993

Richard T. Sperberg                47                             1982(1)

H. Tate Holt                       47                             1994

Timothy G. Clark                   59                             1994

Leroy P. Wages                     49                             1998

William M. Gary III                47                             1982 (1)

S. Lynn Sutcliffe                  55                             1998

Richard L. Wright                  55                             1998

      (1)     Includes time of service with Onsite-Cal.

Background of Current Directors.

Charles C. McGettigan. Mr. McGettigan has been a director of the Company since its inception in 1993, and began serving as the Chairman of the Board in December 1994. Mr. McGettigan became a director of WEM in May 1992. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P., a merchant banking fund. Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm, in 1988. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. He currently serves on the Boards of Directors of Cuisine Solutions, Modtech, Inc., PMR Corporation, Sonex Research, Inc., Tanknology - NDE Environmental Corporation and Wray-Tech Instruments, Inc. Mr. McGettigan is a graduate of Georgetown University, and received his Master of Business Administration from The Wharton School of Business of the University of Pennsylvania.

Richard T. Sperberg. Mr. Sperberg has been a director, and the Chief Executive Officer, of the Company since its inception in 1993, and currently serves as the Company's Interim Chief Financial Officer. He served as the President of the Company until October 1998, has been the Chief Executive Officer of WEM since January 1993, and began serving as a director of WEM in February 1994. In 1982, Mr. Sperberg co-founded Onsite-Cal, and served as President, Chief Executive Officer and a director until February 1994, when Onsite-Cal and WEM reorganized into the Company. Mr. Sperberg has been involved in project management of energy efficiency, advanced energy technologies, alternative energy and cogeneration projects for 23 years, with specific management experience with Onsite-Cal, the Gas Research Institute, and the U.S. Department of Energy. He holds a Masters of Science in Nuclear Engineering from the University of California, Los Angeles, and a Bachelor of Science in Nuclear Engineering from the University of California, Santa Barbara. Mr. Sperberg previously served on the Boards of Directors of the American Cogeneration Association and the San Diego Cogeneration Association, and currently serves as the President of NAESCO, and as a member of its Board of Directors.

H. Tate Holt. Mr. Holt has been a director of the Company since May 1994. Mr. Holt currently is the President of Holt & Associates, a corporate growth management consulting firm, and has held that position since July 1990. Previously, from 1987 to 1990, Mr. Holt was Senior Vice President of Automatic Data Processing, Inc. ("ADP"), in Santa Clara, California. Mr. Holt has over twenty (20) years of experience in various senior sales and marketing positions with Fortune 50 and Inc. 500 companies, including IBM, Triad Systems and ADP. He has participated in major restructuring and strategic planning in several divisions of each of these companies. Since 1990, Holt & Associates has assisted its small and medium-sized clients in developing and achieving aggressive growth targets. Mr. Holt currently serves on the Board of Directors of DBS Industries, Inc., and is the author of the book "The Business Doc - Prescriptions for Growth." Mr. Holt holds an A.B. from Indiana University.

Timothy G. Clark. Mr. Clark began serving as a director of the Company in October 1994. The former President and Chief Executive Officer of KA Industries, Inc., a privately-owned corporation that manufactures and sells premium gift baked goods, Mr. Clark currently serves as a consultant to a variety of clients through his own firm, T.G. Clark & Associates. From 1991 to 1994, Mr. Clark was a managing partner at Hankin & Co., a consulting company focusing on business and financial planning, including turnarounds. Mr. Clark holds an A.B. from the University of Southern California and a Master of Business Administration from the Harvard University Graduate School of Business.

Leroy P. Wages. Mr. Wages has more than 20 years experience in the electric utility industry. He currently is Director of Corporate Strategy for Western Resources, the parent company of Westar Energy, Inc. ("Westar Energy"), and Westar Capital. Western Resources is a full service provider of monitored security, energy and related services, and is headquartered in Topeka, Kansas. Mr. Wages' utility industry experience includes rate design, internal audit, customer service and accounting. Mr. Wages also serves as the Chairman of the Board and President of both Westar Capital and Westar Energy. Mr. Wages holds a Bachelor of Business Administration in Accounting from Washburn University.

William M. Gary III. Mr. Gary served as the Company's Executive Vice President and Secretary through December 31, 1997, and has served as a director of the Company since its inception in 1993. Mr. Gary co-founded Onsite-Cal in 1982, and served as the Chairman of the Board and the Executive Vice President of Onsite-Cal until February 1994, when Onsite-Cal and WEM reorganized into the Company. Mr. Gary has been involved in energy efficiency, alternative energy and cogeneration projects for 20 years. Prior to co-founding Onsite-Cal, Mr. Gary was a consultant with Arco Solar and held numerous management positions with San Diego Gas & Electric in the alternative energy and conservation fields. He currently serves as a member of the Board of Directors of the San Diego Cogeneration Association. Mr. Gary holds a Bachelor of Science in Mechanical Engineering from California Polytechnic University. He is a licensed professional engineer in California and a Certified Energy Manager.

S. Lynn Sutcliffe. Since 1990, Mr. Sutcliffe has served as the President and Chief Executive Officer of SYCOM Corporation, which is the general partner of SYCOM LP. From 1968 through 1977, Mr. Sutcliffe was General Counsel of the U.S. Senate Commerce Committee, which had jurisdiction over all electric and gas utility issues. Mr. Sutcliffe left the Commerce Committee to become one of the founding partners of Van Ness, Feldman, Sutcliffe & Curtis, P.C., a law firm nationally recognized for its expertise in energy law and policy. Mr. Sutcliffe participated in this law firm until 1990. Mr. Sutcliffe's expertise includes a wide range of legislative, regulatory, contractual, financial and developmental issues associated with the energy industry. From 1994 through 1996, Mr. Sutcliffe served as the President of NAESCO, and was a member of the Energy and Transportation Task Force of the President's Council on Sustainability in 1996. Mr. Sutcliffe brings to the Company's Board over 23 years of experience in the energy services industry. He holds an A.B. from Princeton University, and a Juris Doctorate from the University of Washington.

Richard L. Wright. Mr. Wright has been Treasurer of SYCOM Corporation and SYCOM LP since 1995, during which time he has performed project development and strategic planning functions at the executive level. Mr. Wright has over 11 years of experience in developing and financing energy related companies and projects. He has extensive knowledge of the federal and state legislative processes as well as of the decision-making processes at the county and municipal level. In 1977, Mr. Wright served on the White House Energy Task Force and later as the Assistant Secretary at the Department of Energy. Prior to joining SYCOM, Mr. Wright served as the Chief of Staff of the former Governor of New Jersey from 1993 through 1994, and as the Associate Treasurer of the State of New Jersey from 1990 through 1993. Mr. Wright earned a Bachelor of Arts in Religion from Princeton University, and a Juris Doctorate from the University of California Boalt Hall School of Law.


                  [Remainder of page intentionally left blank]

Executive Officers. The following table sets forth certain information with respect to the current executive officers of the Company.


     Name                   Positions with the             Age      Office Held
                                 Company                               Since

Charles C. McGettigan      Chairman of the Board           53         1994

Richard T. Sperberg        Chief Executive Officer         47         1982 (1)
                           and Interim Chief
                           Financial Officer

S. Lynn Sutcliffe          President                       55         1998

Frank J. Mazanec           Senior Vice President           50         1992 (1)

Keith G. Davidson          Senior Vice President           48         1994

Richard L. Wright          Senior Vice President           55         1998

Hector A. Esquer           Vice President                  40         1991 (1)

J. Derek Shockley          Vice President                  38         1997

David X. Kolk              Vice President                  47         1997

Elizabeth T. Lowe          Vice President                  35         1997

Bruce A. Hedman            Vice President                  48         1998

Dominick Aiello            Vice President                  39         1998

Roger Dower                Vice President                  48         1998

Glenn O. Steiger           Vice President                  50         1998

Christian J. Bitters       Vice President                  41         1998

Russell Wm. Royal          President/Chief Operating       46         1992 (2)
                           Officer - LTS

Audrey Nelson Stubenberg   Secretary/General Counsel       35         1998

(1) Includes time of service with Onsite-Cal.

(2) Includes time of service with LTS.

Executive officers are elected periodically (but at least annually) by the Board of Directors and serve at the pleasure of the Board. No family relationship exists between any of the officers or directors.

Background of Executive Officers. For the business backgrounds of Messrs. McGettigan, Sperberg, Sutcliffe and Wright, see Background of Current Directors above.

Frank J. Mazanec. Since 1992, Mr. Mazanec has been employed by the Company and its predecessor, Onsite-Cal. Mr. Mazanec is a licensed professional engineer in Colorado. Over the past 20 years, he has developed and managed over $100,000,000 in energy generation, waste management and environmental projects. Prior to joining Onsite-Cal in 1992, Mr. Mazanec served as West Coast Regional Director for Wheelabrator Technologies, which included responsibility for the Spokane and Pierce County, Washington and Baltimore, Maryland, Waste-to-Energy facilities. In 1990, he formed Integrated Waste Management, Inc., through which he served as a consultant to Onsite-Cal until joining Onsite-Cal in 1992. Mr. Mazanec is responsible for managing one of the Company's internal business units, and currently serves as a Senior Vice President of the Company. Mr. Mazanec has a Bachelor of Science in Civil Engineering from the University of Vermont, a Bachelor of Science in Economics and Finance from Fairleigh Dickinson University, and a Master of Business Administration from the University of Southern California.

Keith G. Davidson. Mr. Davidson has been a Vice President of the Company since 1994, and recently was promoted to Senior Vice President. Mr. Davidson has over 20 years of diversified management experience in energy and environmental technology, product commercialization and market development. Mr. Davidson is responsible for one of the Company's internal business units. Prior to joining the Company in 1994, Mr. Davidson was a Director at the Gas Research Institute in Chicago, Illinois, where he led the gas industry's collaborative development programs directed at natural gas growth markets of electric power generation, cogeneration and natural gas vehicles. Mr. Davidson was past President of the American Cogeneration Association, and a member of the American Society of Heating, Refrigerating and Air Conditioning Engineers, and previously served as the co-Chairman of CADER. He is the recipient of several industry honors, including the Association of Energy Engineers' Cogeneration Professional of the Year in 1989, and was inducted into the American Gas Association's Industrial and Commercial Hall of Flame. Mr. Davidson earned a Bachelor of Science in Mechanical Engineering from the University of Missouri and a Master of Science in Mechanical Engineering from Stanford University.

Hector A. Esquer. Mr. Esquer is a professional engineer licensed in the states of California and New Mexico. Mr. Esquer joined Onsite-Cal in 1986, and as Vice President is responsible for the overall management of project implementation. Over the past 10 years, Mr. Esquer has managed the implementation of over $30,000,000 of energy efficiency projects for the Company. Mr. Esquer previously was a Project Engineer for San Diego Gas & Electric and Fluor Corporation. He holds a Bachelor of Science in Electrical Engineering from San Diego State University and is a Certified Energy Manager.

J. Derek Shockley. Mr. Shockley is responsible for managing OBS and OMS. These subsidiary companies provide medium and high voltage electrical services, as well as industrial water treatment services to municipal, industrial, large commercial and institutional customers. Mr. Shockley has over 13 years of diversified experience in the energy industry that includes planning, sales, marketing, and project development work in the areas of demand side management, electrotechnologies and applied research. He was a member of EPRI's Water & Wastewater Research Project steering committee, and a past member of the Kansas Energy & Natural Resources advisory committee. Mr. Shockley is the recipient of several national awards, including the EEI Common Goals Environmental Award, and the EPRI Technology Innovators Award. Prior to joining the Company, Mr. Shockley held a number of positions with Western Resources, including Director of Business Development, Manager of National and Institutional Accounts, and an energy use consultant. Mr. Shockley holds a Bachelor of Arts in Business Administration (with an emphasis on Finance) from Washburn University.

Dr. David X. Kolk. In his capacity as Vice President of the Company, Dr. Kolk specializes in integrated resource planning (IRP), regulatory affairs, and transmission planning and economic and financial analysis.

He joined the Company in December 1997 after working with Power Resource Manager, LLC ("PRM"). Prior to joining PRM, Dr. Kolk spent 12 years with the City of Anaheim, where as the System Planning Manager he was responsible for preparing, defending before regulatory agencies and implementing the City's integrated resource plan. He represented the City and other municipal entities in various forums dealing with transmission deregulation and electric services industry deregulation. Dr. Kolk also was responsible for overseeing the City's negotiations with SCE and managing the City's outside attorneys and legal efforts before the Federal Energy Regulatory Commission. Prior to that, Dr. Kolk was in charge of the City's energy services group, providing conservation and demand side management services to commercial and industrial customers and served on the City's business retention and attraction team. Dr. Kolk was responsible for planning Anaheim's distribution facilities for several years and was Project Manager on behalf of 11 municipal entities and the Western Area transmission facility located near Adelanto, California. Dr. Kolk also serves as a vice-president of the Riverside County Asset Leasing Corporation, the entity responsible for overseeing and managing all Riverside County debt. Dr. Kolk has written extensively on energy policy including two books, one on the natural gas industry and the other on the structure of the U.S. economy. Dr. Kolk holds a Bachelor of Science and Ph.D. in Economics from the University of California, Riverside, and a Master of Science in Economics from the University of California, San Diego.

Elizabeth T. Lowe. As Vice President, Ms. Lowe heads up the Company's Northern California office. She is responsible for marketing, operations and regulatory representation in Northern California. Ms. Lowe also adds to the Company's consulting capabilities in the areas of natural gas and electricity purchases and overall customer strategies to reduce energy costs. Ms. Lowe joined the Company in 1997. Prior to joining the Company, Ms. Lowe served as Vice President of Western Operations for DukeSolutions, Inc. (formerly Duke/Louis Dreyfus), heading up the Western region operations for this Duke Energy subsidiary. The Western region group worked with retail and wholesale customers to develop and implement overall energy purchasing strategies through negotiations training, strategic alliances, and engineering and pricing solutions. Prior to joining DukeSolutions, Ms. Lowe spent 10 years in energy and environmental consulting, and most recently developed and directed Barakat & Chamberlin's Corporate Energy Management practice. In this capacity, she assisted large energy consumers in the development of energy cost reduction strategies through procurement and management of fuels, tariff and contract negotiations, aggregation strategies and demand side management planning. Ms. Lowe earned a Master of Environment Management in Resource Economics and Policy from Duke University's Nicholas School of Environment and a Bachelor of Arts in Public Policy Studies from Duke University's School of Policy Studies and Public Affairs. Ms. Lowe is an associate member of the California Manufacturers Association, the California League of Food Processors, and President of the Power Association of Northern California.

Dr. Bruce A. Hedman. Dr. Hedman joined the Company in 1998, as Vice President, Consulting Services, and together with Mr. Davidson is responsible for the Company's consulting services business. Dr. Hedman has over 20 years of experience in energy and environmental technology development, new product commercialization, and market research and development. Before joining the Company, Dr. Hedman was Executive Director of the Industrial Center Inc. in Arlington, Virginia, a natural gas industry technology transfer and market development organization that supports commercial introduction of new natural gas technologies in the industrial market. Prior to this, he was Senior Program Manager at Battelle Pacific Northwest Laboratory's Washington, DC offices, providing strategic planning and policy analysis support on natural gas issues and end-use research, development and commercialization. Dr. Hedman started his career at the Gas Research Institute ("GRI") in Chicago, holding a variety of research management positions in power generation, alternative fueled vehicles and industrial end-use. When he left GRI in 1994, Dr. Hedman was Group Manager, Industrial and Power Generation Products and responsible for the development and commercialization of new natural gas technologies for these priority markets. Dr. Hedman has a Bachelor of Science, Master of Science and Ph.D. in Mechanical Engineering from Drexel University in Philadelphia, Pennsylvania.

Dominick Aiello. Mr. Aiello, an employee of SYCOM Corporation, currently serves as the Company's Vice President, and is directly responsible for overseeing the Company's Project Development efforts primarily in the Eastern U.S. Mr. Aiello has more than five years experience in developing energy efficiency projects in both the public and private sectors. He is responsible for managing a national sales force of 12 project developers. Mr. Aiello also has been a key contributor in implementing a sales training curriculum for both the current sales team and new hires. Prior to joining SYCOM Corporation, Mr. Aiello served as a Sales Manager for IBM.

Glenn O. Steiger. In his capacity as the Company's Vice President, Governmental Aggregation Services, Mr. Steiger is responsible for developing and administering all energy aggregation and related service activities for the Company's governmental accounts. An employee of SYCOM Corporation, Mr. Steiger joined SYCOM Corporation and the Company with 28 years of energy experience including a distinguished 15 year career with GPU Energy, where he served in the following leadership capacities: Vice President of Corporate Affairs, Director of Competitive Strategies & Initiatives, Skylands Division Director, Manager of Cogeneration and Marketing, and Load Management Manager. Mr. Steiger's accomplishments at GPU include the successful creation of both the Coalition for Customer Choice and the Coalition for Competitive Issues. In addition, Mr. Steiger led the campaigns to defeat municipalization efforts in both Aberdeen and Monroe, New Jersey. In Monroe, he created and negotiated New Jersey's first successful municipal electric aggregation program. Working with a team of township officials, residents and the township attorney, Mr. Steiger developed the conceptual, technical and customer framework necessary to move this cutting edge competitive initiative to a fully operational customer choice program. He was also responsible for the negotiation and acquisition of over 1000 MW of cogeneration related power for GPU and helped to create GPU's first "shared savings" energy management program. He served on the New Jersey Energy Master Plan negotiating committee and Governor Whitman's Economic Development Master Plan Commission. Mr. Steiger also headed the Energy/Utility Division at the MWW Group where he specialized in providing the energy industry with public relations, governmental advocacy, marketing communications, and energy aggregation program development expertise. His energy-related background also includes leadership roles with Public Service Electric & Gas Company, Sussex Rural Electric Cooperative and Bailey Controls. Mr. Steiger is a licensed Professional Engineer with a Bachelor of Science in Civil Engineering and a Masters in Management of Public and Regulated Enterprises, both from the New Jersey Institute of Technology. A graduate of Leadership New Jersey and the Duke University Executive School of Business, he is also a member of the National Society of Professional Engineers and a Member of the U.S. Chamber of Commerce and the Edison Electric Institute's Grass Roots Advisory Boards.

Roger Dower. Mr. Dower, the Company's Vice President, manages the Company's Washington, D.C. business unit, where he oversees the development activity for trade associations and federal projects as well as regional development. Mr. Dower, an employee of SYCOM Corporation, also provides legislative and regulatory support for the Company and the energy service industry's energy and environmental agenda. Mr. Dower is an expert in energy and environmental economics, policy, regulation and legislation. Prior to joining SYCOM Corporation and the Company, Mr. Dower was Director of the Climate, Energy and Pollution Program at the World Resources Institute from 1990 to 1996. Prior to that, Mr. Dower was the head of the Energy and Environment Unit at the Congressional Budget Office from 1985 to 1990. Mr. Dower has also served as a consultant to the Executive Office of the President of the United States from 1979 to 1980 and was the Research Director and a Board Member of the Environmental Law Institute from 1976 to 1985. He has authored numerous publications on carbon dioxide (CO2) policy, renewable energy and tax policy relative to energy and the environment. With over 18 years of experience in the energy business, Mr. Dower has an in-depth understanding of energy markets, the role of energy efficiency and the environmental effects of energy. Mr. Dower received a Masters of Science and Bachelor of Science in Resource Economics from the University of Maryland.

Christian J. Bitters. Mr. Bitters serves as Vice President of Operations for the Company. In this capacity, Mr. Bitters oversees the project management and engineering teams responsible for implementation of all of the Company's projects primarily in the Eastern U.S., and has over seven years of experience in managing the implementation of energy efficiency projects in commercial, industrial, governmental and institutional facilities. Mr. Bitters is responsible for recruiting and training new team members and developed a sophisticated Project Management Manual that defines the roles, responsibilities, methods, procedures and specifications for implementing the Company's projects. Mr. Bitters' experience includes project management of commercial office space and recruiting, training and managing project managers and engineers. Prior to joining SYCOM Corporation, he served as a Senior Project Manager for OMNI Construction, Inc., in Washington, D.C. for 10 years, where he managed construction and renovation projects with a total value of $205,000,000. Mr. Bitters holds a Master of Science and Bachelor of Science in Civil Engineering from the University of Maryland.

Russell Wm. Royal. Mr. Royal serves as the President and Chief Operating Officer of LTS, the Southern California lighting contractor acquired by the Company in June 1998. Mr. Royal has 20 years experience in all phases of building automation, light retrofit and lighting controls. His specific project experience includes: numerous high-rise office building retrofit and control projects through-out California, district-wide multi-facility lighting retrofit and lighting controls projects for the Santa Ana Unified School District and several comprehensive campus wide lighting retrofit and lighting controls projects at several California community colleges and school districts. Mr. Royal has a Bachelor of Science in Psychology from California State University, San Bernardino.

Audrey Nelson Stubenberg, Esq. Ms. Nelson Stubenberg has 10 years experience as a practicing transactional attorney and currently serves as the Company's Secretary and General Counsel. She joined the Company in 1994. Prior to joining the Company, Ms. Nelson Stubenberg was an associate with the San Diego law firm of Procopio, Cory, Hargreaves and Savitch, a business and commercial transactions firm. A member of the California State Bar and the American Bar Association, Ms. Nelson Stubenberg earned a Bachelor of Arts from the University of Redlands and a Juris Doctorate from the University of San Diego School of Law.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company directors, executive officers and persons who own more than 10 percent of the Company's Class A Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, officers and stockholders of more than 10 percent of the Company's Class A Common Stock are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that such filings were not required, the Company believes that since July 1, 1997, through the end of its most recent fiscal year, all Section 16(a) filing requirements applicable to its directors, officers and stockholders of more than 10 percent of the Company's Class A Common Stock were complied with except as follows: (i) one report (Form 3) covering one transaction inadvertently was filed late by Mr. Kolk; (ii) one report (Form 3) covering one transaction inadvertently was filed late by Ms. Lowe; (iii) one report (Form 3) covering one transaction inadvertently was filed late by Mr. Shockley; (iv) one report (Form 3) covering one transaction inadvertently was filed late by Mr. Royal; (v) one report (Form 4) covering one transaction inadvertently were filed late by Mr. Holt; and (vi) two reports (Form 4 and Form 5) covering two transactions inadvertently were filed late by Mr. Clark. Additionally, the Company has not received copies of a Form 5 from two former officers of the Company.

Item 10.  Executive Compensation.

The following table sets forth the aggregate cash compensation paid for the past three fiscal years by the Company and its predecessors for services of Mr. Sperberg (President), and the three most highly compensated executive officers whose compensation exceeds $100,000 per year: Messrs. Gary (former Executive Vice President and Secretary), Mazanec (Senior Vice President) and Davidson (Senior Vice President).


                                             SUMMARY COMPENSATION TABLE




                                                                   Long Term Compensation
                                                                   ----------------------
                                                                   ---------------------- ---------

                                      Annual Compensation                 Awards          Payouts
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

                                                                   Restricted
                                                                   Stock     Securities             All Other
Name and                                             Other Annual  Award(s)  Underlying   LTIP      Compensation
Principal Position      Fiscal Salary       Bonus    Compensation  ($)       Options      Payouts    ($)
                        Year   ($)          ($)       ($)                     (#)          ($)
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

Richard T. Sperberg     1998   $149,125(2)  $32,500   $17,889 (3)     -0-     126,954 (5)    -0-     $ -0-
CEO and President       1997   $136,000     $  -0-    $15,781 (3)     -0-     318,616 (6)    -0-     $ -0-
                        1996   $130,000     $13,473   $15,953 (3)     -0-     375,205 (7)    -0-     $ -0-
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

William M. Gary III(1)  1998   $132,660(2)  $  -0-     $12,371 (3)    -0-      25,000 (8)    -0-     $43,776 (17)
EVP and Secretary       1997   $120,000     $  -0-     $ 7,953 (3)    -0-         -0- (9)    -0-     $ -0-
                        1996   $115,000     $ 4,504    $12,945 (3)    -0-      30,691 (10)   -0-     $ -0-
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

Frank J. Mazanec        1998   $137,154(2)  $22,083    $10,923 (3)(4) -0-      75,000 (11)   -0-     $ -0-
Senior Vice             1997   $127,000     $  -0-     $64,471 (3)(4) -0-     272,352 (12)   -0-     $ -0-
President               1996   $120,000     $ 8,815    $49,663 (3)(4) -0-      72,904 (13)   -0-     $ -0-
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

Keith G. Davidson       1998   $121,342(2)  $23,333    $ 7,702 (3)(4) -0-     140,000 (14)   -0-     $ -0-
Senior Vice             1997   $102,000     $  -0-     $20,838 (3)(4) -0-     119,118 (15)   -0-     $ -0-
President               1996   $105,000     $ 1,426    $43,860 (3)(4) -0-     137,597 (16)   -0-     $ -0-
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------


 (1) Mr. Gary served as the Company's Executive Vice President and Secretary through December 31, 1997. Effective January 1, 1998, Mr. Gary and the Company executed a Severance Agreement pursuant to which, in exchange for Mr. Gary's agreement to continue to serve in a limited capacity to the Company, the Company agreed to pay Mr. Gary his annual salary plus certain benefits (including health care) through June 30, 1998, unless Mr. Gary had not secured full-time employment with an employer other than the Company as of such date, in which case Mr. Gary's employment with the Company would continue until December 31, 1998, unless Mr. Gary obtains full-time employment prior to that date. As of November 5, 1998, Mr. Gary has represented to the Company that he has not obtained full-time employment.

(2) In fiscal year 1997, certain executive officers agreed to defer certain portions of their base salary and other compensation from approximately December 1, 1996 through June 30, 1997. This deferred compensation was repaid on December 31, 1997, with simple interest at the rate of 15 percent per annum.

(3) Includes a company car or car expense allowance and premiums for life insurance.

(4) Includes commissions paid or advanced in connection with negotiated customer contracts pursuant to the commission policy of the Company.

(5) Includes a five year option to purchase 126,954 shares of Class A Common Stock at $0.704 per share granted on April 1, 1998, subject to vesting as follows: 42,318 shares vest on April 1 in each of fiscal year 1999, 2000 and 2001.

(6) Includes (i) a five year option to purchase 250,000 shares of Class A Common Stock at $0.3251 per share granted on March 13, 1997, subject to vesting as follows: 83,334 shares vested on March 13, 1998; and 83,333 shares vest on March 13 in each of fiscal year 1999 and 2000; and (ii) a five year option to purchase 4,000 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, and a 10 year option to purchase 64,616 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997 (which options are fully vested). Mr. Sperberg previously reported a five year option to purchase 38,100 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, which options were exercised in January 1998.

(7) Includes (i) a five year option to purchase 150,000 shares of Class A Common Stock at $0.28 per share, as repriced on August 9, 1995 (which options are fully vested); and (ii) 10 year options to purchase (a) 52,808 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (b) 107,781 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and (c) 64,616 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options are fully vested).

(8) Includes a five year option to purchase 25,000 shares of Class A Common Stock at $0.5625 per share, issued to Mr. Gary on January 1, 1998, in accordance with the Company's 1993 Stock Option Plan for his service as a non-employee director.

(9) Mr. Gary previously reported (i) a five year option to purchase 25,000 shares of Class A Common Stock at $0.3251 per share granted on March 13, 1997, which subsequently were relinquished under the terms of Mr. Gary's Severance Agreement; and (ii) five year options to purchase 39,200 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, and a 10 year option to purchase 14,670 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, which options were exercised in December 1997 (500), January 1998 (35,700 and 3,000) and April 1998 (14,670).

(10) Mr. Gary previously reported a five year option to purchase 100,000 shares of Class A Common Stock at $0.28 per share, as repriced on August 9, 1995 (which options were exercised in April 1998), 13,608 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995, 17,083 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996, and 14,670 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (which options were exercised in April 1998).

(11) Includes a five year option to purchase 75,000 shares of Class A Common Stock at $0.64 per share granted on April 1, 1998, subject to vesting as follows: 25,000 shares vest on April 1 in each of fiscal year 1999, 2000 and 2001.

(12) Includes (i) a 10 year option to purchase 250,000 shares of Class A Common Stock at $0.2956 per share granted on March 13, 1997, subject to vesting as follows: 83,334 shares vested on March 13, 1998; and 83,333 shares vest on March 13 in each of fiscal year 1999 and 2000; and (ii) five year options to purchase 4,000 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, and a 10 year option to purchase 18,352 of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997 (which options are fully vested). Mr. Mazanec previously reported a five year option to purchase 9,300 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, which options were exercised in December 1997 (500) and January 1998 (8,800).

(13) Includes 10 year options to purchase (i) 7,736 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (ii) 46,816 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and (iii) 18,352 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, and as repriced on March 13, 1997 (all of which options are fully vested). Mr. Mazanec previously reported a 10 year option to purchase 70,000 shares of Class A Common Stock at $0.25 per share, as repriced on August 9, 1995, which options were exercised in June 1998.

(14) Includes 10 year options to purchase (i) 40,000 shares of Class A Common Stock at $0.53 per share granted on October 27, 1997, subject to vesting as follows: 13,334 shares vest on October 27, 1998; and 13,333 shares vest on October 27 in each of fiscal year 1999 and 2000; and (ii) 100,000 shares of Class A Common Stock at $0.64 per share granted on April 1, 1998, subject to vesting as follows: 33,334 shares vest on April 1, 1999; and 33,333 shares vest on April 1 in each of fiscal year 2000 and 2001.

(15) Includes 10 year options to purchase (i) 100,000 shares of Class A Common Stock at $0.2956 per share granted on March 13, 1997, subject to vesting as follows: 33,334 shares vested on March 13, 1998; and 33,333 shares vest on March 13 in each of fiscal year 1999 and 2000; and (ii) 19,118 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, as repriced on March 13, 1997 (which options are fully vested).

(16) Includes 10 year options to purchase (i) 70,000 shares of Class A Common Stock at $0.25 per share, as repriced on August 9, 1995; (ii) 37,072 shares of Class A Common Stock at $0.50 per share granted on November 20, 1995; (iii) 11,407 shares of Class A Common Stock at $0.50 per share granted on January 25, 1996; and (iv) 19,118 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, as repriced on March 13, 1997 (all of which options are fully vested).

(17) Includes $43,776 paid to Mr. Gary under his Severance Agreement in the form of a cash-less transaction involving the simultaneous exercise of certain options.

The following table sets forth options granted by the Company to the individuals listed in the Summary Compensation Table.




                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

----------------------- ------------- --------------- ------------- ------------- -------------

                        Number of     Percentage of
                        Securities    Total
                        Underlying    Options/SARs                  Market
                        Options/SARs  Granted to      Exercise or   Price on
                        Granted       Employees       Base Price    Date          Expiration
Name                    (#)           In Fiscal Year  ($/Share)     of Grant      Date

Richard T. Sperberg       126,954         12.35       $0.704        $0.64         4/1/03
----------------------- ------------- --------------- ------------- ------------- -------------

William M. Gary II         25,000          2.43       $0.5625       $0.5625       1/1/03
----------------------- ------------- --------------- ------------- ------------- -------------

Frank J. Mazanec           75,000          7.29       $0.64         $0.64         4/1/08
----------------------- ------------- --------------- ------------- ------------- -------------

 Keith G. Davidson        100,000          9.72       $0.64         $0.64         4/1/08
                           40,000          3.89       $0.53         $0.53         10/27/07
----------------------- ------------- --------------- ------------- ------------- -------------

            AGGREGATED OPTION/SARS EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SARS VALUES




                                                           Number of            Value of
                                                          Securities           Unexercised
                             Shares                       Underlying          In-the-Money
                            Acquired                      Unexercised            Options
                               On          Value      Options/SARs at FY        at FY End
                            Exercise      Realized          End (#)           Exercisable/
          Name                (#)           ($)          Exercisable/        Unexercisable *
                                                         Unexercisable
------------------------- ------------- ------------- -------------------- --------------------
------------------------- ------------- ------------- -------------------- --------------------

  Richard T. Sperberg        38,100       $11,979       462,539/293,620     $371,493/$199,960
------------------------- ------------- ------------- -------------------- --------------------
------------------------- ------------- ------------- -------------------- --------------------

  William M. Gary III       153,870       $54,027         55,691/-0-          $35,751/$-0-
------------------------- ------------- ------------- -------------------- --------------------
------------------------- ------------- ------------- -------------------- --------------------

    Frank J. Mazanec         79,300       $68,926       160,238/241,666     $128,962/$185,483
------------------------- ------------- ------------- -------------------- --------------------
------------------------- ------------- ------------- -------------------- --------------------

   Keith G. Davidson          -0-           $-0-        170,931/206,666     $142,745/$136,893
------------------------- ------------- ------------- -------------------- --------------------

        *Based upon the average price of $1.17 as of June 30, 1998.

Employment Agreements with Executive Officers. In June 1998, the Company executed an Agreement of Purchase and Sale of Stock (the "Stock Purchase Agreement") to acquire all of the issued and outstanding stock of LTS. In connection with the Stock Purchase Agreement, Russell Wm. Royal executed an Employment Agreement with the Company and LTS (together referred to in the Employment Agreement as the "Company") pursuant to which the Company secured the full-time services of Mr. Royal on an exclusive basis (upon the terms and conditions set forth in the Employment Agreement) until March 31, 2000 (unless terminated earlier in accordance with the Employment Agreement) at a base salary of $125,000 per year, subject to increases as determined by the Company's Board of Directors based upon Mr. Royal's performance, LTS's net income contribution to the Company's consolidated financial statements and the compensation of the Company executives. Beginning in January 1999, Mr. Royal is eligible to participate in the Company's Stock Option Plan, and the Company's bonus pool
(consistent with other the Company executives), all as determined by the Compensation Committee at its sole discretion. Mr. Royal also receives a monthly car allowance, and is entitled to participate in employee benefit and fringe benefits plans that LTS makes available generally to its employees. Furthermore, in addition to his other compensation under the Employment Agreement, Mr. Royal is entitled to certain bonus and/or severance payments sufficient to make certain payments due and owing by Mr. Royal on certain loans from LTS, provided that the impact of the bonus payments will be considered in connection with the earn-out provisions under the Stock Purchase Agreement. The Employment Agreement also provides for a severance payment equal to Mr. Royal's then monthly base salary multiplied by the number of months remaining under the Employment
Agreement if Mr. Royal is terminated without cause. Additionally, either the Company or Mr. Royal may terminate the Employment Agreement in the event a change in control in the Company occurs during the term of the Employment Agreement. Under the terms of the Employment Agreement, Mr. Royal is prohibited from engaging in any activity competitive with the Company during the term of the Employment Agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management..

The following table sets forth certain information about the ownership of the Company's Class A Common Stock by (i) those persons known by the Company to be the beneficial owners of more than 5 percent of the total number of outstanding shares of any class entitled to vote; (ii) each director and highly compensated officer; and (iii) all directors and officers of the Company as a group. The table includes Class A Common Stock issuable upon the exercise of Options or Warrants that are exercisable within 60 days. Except as indicated in the footnotes to the table, the named persons have sole voting and investment power with respect to all shares of the Company's Class A Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of the Company.




                                                     Class A Common Stock
                                              ----------------------------------

Name and Address                                 Amount of     Percent of Class
of Beneficial Owner                              Ownership

--------------------------------------------- ---------------- -----------------

Timothy G. Clark                                150,000 (1)           *
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Keith G. Davidson                               218,295 (2)          1.17
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

William M. Gary III                            2,319,478 (3)        12.51
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Gruber & McBaine Capital Management., LLC      1,182,043 (4)         6.40
50 Osgood Place
San Francisco, CA 94133

Jon D. Gruber                                  3,286,847 (5)        17.85
50 Osgood Place
San Francisco, CA 94133

H. Tate Holt                                    322,882 (6)          1.74
240 Wilson Way
Larkspur, CA 94939

Lagunitas Partners, L.P.                        888,572 (7)          4.81
50 Osgood Place
San Francisco, CA 94133

Thomas Lloyd-Butler                            1,190,043 (8)         6.44
50 Osgood Place
San Francisco, CA 94133

Frank J. Mazanec                                655,370 (9)          3.52
Mazanec Family Trust
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

J. Patterson McBaine                          3,278,247 (10)        17.81
50 Osgood Place
San Francisco, CA 94133

Charles C. McGettigan                         2,337,695 (11)        12.26
50 Osgood Place
San Francisco, CA 94133

Proactive Investment Managers, L.P.           1,981,304 (12)        10.95
50 Osgood Place
San Francisco, CA 94133

Proactive Partners, L.P.                      1,906,521 (13)        10.56
50 Osgood Place
San Francisco, CA 94133

Richard T. Sperberg                           3,097,161 (14)        16.05
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

S. Lynn Sutcliffe                             1,750,000 (15)         9.48
27 Worlds Fair Drive, First Floor
Somerset, NJ 08873

SYCOM Enterprises, LLC                        1,750,000 (16)         9.48
27 Worlds Fair Drive, First Floor
Somerset, NJ 08873

Westar Capital, Inc.                          8,616,770 (17)        38.17
818 South Kansas Street
Topeka, KS 66601

Myron A. Wick III                             2,141,304 (18)        11.32
50 Osgood Place
San Francisco, CA 94133

All Directors and Officers as a Group         11,864,750 (19)       56.82
(15)


(1)     Includes Options to purchase 50,000,  25,000,  25,000, 25,000 and 25,000 shares of Class A Common Stock exercisable until January 25, 2001, October 3, 2001, April 23, 2002, October 3, 2002, and October 3, 2003 respectively.

(2) In addition to 34,030 shares of Class A Common Stock over which Mr. Davidson has sole voting and investment power (which number includes 30,600 shares held by Mr. Davidson's minor children), the table reflects 184,265 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring August 9, 2005 (70,000 shares), November 20, 2005 (37,072 shares), January 25, 2006 (11,407 shares), May
        22, 2006 (19,118 shares), March 13, 2007 (33,334 shares) and October 28,
        2007 (13,334). The table does not reflect 66,666 shares of Class A Common Stock that may be acquired upon the exercise of Options expiring March 13, 2007, in the event a change in control is deemed to have occurred. In this event, Mr. Davidson's percent of class ownership would be 1.52 percent.

(3) Includes 30,619 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring November 20, 2005 (13,608 shares) and January 25, 2006 (17,083 shares), and 45,858 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 1999.

        The table also reflects an aggregate of 1,879,782 shares of Class A Common Stock (which number includes 142,856 shares held by Mr. Gary's minor children) that are subject to (i) a Stockholders Agreement among certain stockholders of the Company, including Mr. Gary, and Westar Capital (the "Westar Stockholders Agreement"); and (ii) a Voting Agreement among certain stockholders of the Company, including Mr. Gary, SYCOM and SYCOM Corporation (the "SYCOM Voting Agreement"). Under the Westar Stockholders Agreement Westar Capital (i) has the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Westar Stockholders Agreement, including Mr. Gary, have agreed to vote for Westar Capital's nominees; and (ii) shall vote for the remaining nominees selected by the Nominating Committee of the Company. The Westar Stockholders Agreement terminates the earlier of (i) five years after the date of the Agreement; or (ii) the date upon which the stockholdings of Westar Capital and its affiliates, counted on an as-converted basis, falls below 10 percent of the outstanding Common Stock of the Company, calculated on a fully-diluted basis as specified in the Westar Stockholders Agreement.

        Under the SYCOM Voting Agreement (i) SYCOM and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the SYCOM Voting Agreement, including Mr. Gary, have agreed to vote for such nominees;
        (ii) SYCOM and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and (iii) all parties to the SYCOM Voting Agreement, including Mr. Gary, have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The SYCOM Voting Agreement terminates June 30, 2001.

        Additionally the table reflects the following securities that all are subject to an Agreement of Stock Purchase and Sale among Messrs. Gary, Esquer, Mazanec and Sperberg: 351,892 shares of Class A Common Stock, and 11,327 shares of Class A Common Stock that may be acquired upon the exercise of Warrants expiring June 30, 1999. Messrs. Gary, Esquer and
        Sperberg have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of the Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of the Company's Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

(4) Gruber & McBaine Capital Management, LLC ("Gruber & McBaine"), the successor-in-interest to Gruber & McBaine Capital Management, Inc., a California corporation, is an investment advisor and a general partner of Lagunitas Partners, L.P. Consequently, Gruber & McBaine has or shares voting or dispositive power over 1,151,573 shares of Class A Common Stock and 30,470 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 1999.

(5) Mr. Gruber is a member of Gruber & McBaine Capital Management, LLC, which is an investment advisor and a general partner of Lagunitas Partners, L.P., and is a general partner of Proactive Investment Managers, L.P., which also is an investment advisor and general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P. Consequently, in addition to 123,500 shares of Class A Common Stock over which Mr. Gruber has sole voting and investment power (which number includes shares held by Mr. Gruber's family members and foundations), Mr. Gruber also has or shares voting or dispositive power over 2,841,041 shares of Class A Common Stock and 322,306 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring December 17, 1998, March 1, 1999, June 30, 1999, and September 11, 2002.

(6) Includes 150,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring January 25, 2001 (50,000 shares), May 4, 2001 (25,000 shares), April 23, 2002 (25,000 shares),
        May  4,  2002  (25,000   shares)  and  May  4,  2003  (25,000   shares).
        Additionally the table reflects 30,000 shares held by Mr. Holt's children.

        The table also reflects 143,082 shares of Class A Common Stock that are subject to the SYCOM Voting Agreement among certain stockholders of the Company, including Mr. Holt as the President of Holt & Associates, SYCOM and SYCOM Corporation. As previously disclosed, under the SYCOM Voting Agreement (i) SYCOM and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the SYCOM Voting Agreement, including Mr. Holt, have agreed to vote for such nominees; (ii) SYCOM and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and (iii) all parties to the SYCOM Voting Agreement, including Mr. Holt, have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The SYCOM Voting Agreement terminates June 30, 2001.

 (7) Includes 30,470 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 1999, and over which Lagunitas Partners, L.P. ("Lagunitas") has sole voting and investment power. The table also reflects an aggregate of 858,102 shares of Class A Common Stock that are subject to (i) the Westar Stockholders Agreement among certain stockholders of the Company, including Lagunitas, and Westar Capital; and (ii) the SYCOM Voting Agreement among certain stockholders of the Company, including Lagunitas, SYCOM and SYCOM Corporation. As previously disclosed, under the Westar Stockholders Agreement Westar Capital (i) has the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Westar Stockholders Agreement, including Lagunitas, have agreed to vote for Westar Capital's nominees; and (ii) shall vote for the remaining nominees selected by the Nominating Committee of the Company. The Westar Stockholders Agreement terminates the earlier of (i) five years after the date of the Agreement; or (ii) the date upon which the stockholdings of Westar Capital and its affiliates, counted on an as-converted basis, falls below 10 percent of the outstanding Common Stock of the Company, calculated on a fully-diluted basis as specified in the Westar Stockholders Agreement.

        As previously disclosed, under the SYCOM Voting Agreement (i) SYCOM and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the SYCOM Voting Agreement, including Lagunitas, have agreed to vote for such nominees; (ii) SYCOM and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and
        (iii) all parties to the SYCOM Voting Agreement, including Lagunitas, have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The SYCOM Voting Agreement terminates June 30, 2001.

(8) Mr. Lloyd-Butler is a member of Gruber & McBaine Capital Management, LLC, an investment advisor and a general partner of Lagunitas Partners, L.P. Consequently, in addition to the 8,000 shares of Class A Common Stock over which he has sole voting and investment power, Mr. Lloyd-Butler has or shares voting or dispositive power over 1,151,573 shares of Class A Common Stock and 30,470 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 1999.

(9) Includes 160,238 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring February 15, 1999 (4,000 shares), November 20, 2005 (7,736 shares), January 25, 2006 (46,816 shares),  May 22,  2006  (18,352  shares),  and March 13,  2007  (83,334 shares), and 2,264 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 1999. Additionally, the table reflects 144,850 shares of Class A Common Stock over which Mr. Mazanec, as a trustee of the Mazanec Family Trust, has or shares voting or dispositive power. The table does not reflect 166,666 shares of Class A Common Stock that may be acquired upon the exercise of Options expiring March 13, 2007, in the event a change in control is deemed to have occurred. In this event, Mr. Mazanec's percent of class ownership would be 4.37 percent.

        The table also reflects the following securities that all are subject to an Agreement of Stock Purchase and Sale among Messrs. Mazanec, Esquer, Gary and Sperberg: 336,604 shares of Class A Common Stock, and 11,414 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 1999. As previously disclosed, Messrs. Esquer, Gary and Sperberg have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of the Company's Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

(10) Mr. McBaine is a member of Gruber & McBaine Capital Management, LLC, an investment advisor and a general partner of Lagunitas Partners, L.P., and is a general partner of Proactive Investment Managers, L.P., also an investment advisor and a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P. Consequently, in addition to the 114,900 shares of Class A Common Stock over which he has sole voting and investment power (which number includes shares held by Mr. McBaine's family members), Mr. McBaine has or shares voting or dispositive power over 2,841,041 shares of Class A Common Stock and 322,306 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring December 17, 1998, March 1, 1999, June 30, 1999, and September 11, 2002.

(11)    Includes Options to purchase 75,000,  25,000,  25,000, 25,000 and 25,000 shares of Class A Common Stock exercisable until January 25, 2001, July 13, 2001, April 23, 2002, July 13, 2002, and July 13, 2003,
        respectively. In addition to 21,391 shares of Class A Common Stock in which Mr. McGettigan has sole voting and investment power, Mr. McGettigan is a general partner of Proactive Investment Managers, L.P., an investment advisor and a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P., and is a general partner of McGettigan, Wick & Co., Inc., and consequently has or shares voting or dispositive power over 1,689,468 shares of Class A Common Stock, and 451,836 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring December 17, 1998, March 1, 1999, June 30, 1999, September 11, 2002, and June 30, 2003.

(12) Proactive Investment Managers, L.P. ("PIM"), is a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P., and consequently has or shares voting or dispositive power over 1,689,468 shares of Class A Common Stock and 279,558 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring December 17, 1998, March 1, 1999, June 30, 1999, and September 11, 2002. The table also reflects 12,278 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring December 17, 1998, and June 30, 1999, and over which PIM has sole voting and investment power.

(13) In addition to 36,678 shares of Class A Common Stock over which Proactive Partners, L.P. ("Proactive") has sole voting and investment power, the table reflects 276,888 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring December 17, 1998, March 1, 1999, June 30, 1999, and September 11, 2002.

        The table also reflects an aggregate of 1,592,955 shares of Class A Common Stock that are subject to (i) the Westar Stockholders Agreement among certain stockholders of the Company, including Proactive, and Westar Capital; and (ii) the SYCOM Voting Agreement among certain stockholders of the Company, including Proactive, SYCOM and SYCOM Corporation . As previously disclosed, under the Westar Stockholders Agreement Westar Capital (i) has the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Westar Stockholders Agreement, including Proactive, have agreed to vote for Westar Capital's nominees; and (ii) shall vote for the remaining nominees selected by the Nominating Committee of the Company. The Westar Stockholders Agreement terminates the earlier of (i) five years after the date of the Agreement; or (ii) the date upon which the stockholdings of Westar Capital and its affiliates, counted on an as-converted basis, falls below 10 percent of the outstanding Common Stock of the Company, calculated on a fully-diluted basis as specified in the Westar Stockholders Agreement.

        As previously disclosed, under the SYCOM Voting Agreement (i) SYCOM and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the SYCOM Voting Agreement, including Proactive, have agreed to vote for such nominees; (ii) SYCOM and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and
        (iii) all parties to the SYCOM Voting Agreement, including Proactive, have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The SYCOM Voting Agreement terminates June 30, 2001.

(14) Includes 462,539 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring February 15, 1999 (4,000 shares), August 9, 2005 (150,000 shares), November 20, 2005 (107,781 shares), January 25, 2006 (52,808 shares), May 22, 2006 (64,616 shares), and March 13, 2002 (83,334 shares), 371,846 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 1999, and September 11, 2002, 90 shares over which Mr. Sperberg has sole voting and investment power, and 70,454 shares held by Mr. Sperberg's minor son. The table does not reflect 166,666 shares of Class A Common Stock that may be acquired upon the exercise of Options expiring March 13, 2007, in the event a change in control is deemed to have occurred. In this event, Mr. Sperberg's percent of class ownership would be 16.76 percent.

        The table also reflects an aggregate of 1,848,922 shares of Class A Common Stock that are subject to (i) the Westar Stockholders Agreement among certain stockholders of the Company, including Mr. Sperberg, and Westar Capital; and (ii) the SYCOM Voting Agreement among certain stockholders of the Company, including Mr. Sperberg, and SYCOM and SYCOM Corporation. As previously disclosed, under the Westar Stockholders Agreement Westar Capital (i) has the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Westar Stockholders Agreement, including Mr. Sperberg, have agreed to vote for Westar Capital's nominees; and (ii) shall vote for the remaining nominees selected by the Nominating Committee of the Company. The Westar Stockholders Agreement terminates the earlier of (i) five years after the date of the Agreement; or (ii) the date upon which the stockholdings of Westar Capital and its affiliates, counted on an as-converted basis, falls below 10 percent of the outstanding Common Stock of the Company, calculated on a fully-diluted basis as specified in the Westar Stockholders Agreement.

        As previously disclosed, under the SYCOM Voting Agreement (i) SYCOM and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the SYCOM Voting Agreement, including Mr. Sperberg, have agreed to vote for such nominees; (ii) SYCOM and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and
        (iii) all parties to the SYCOM Voting Agreement, including Mr. Sperberg, have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The SYCOM Voting Agreement terminates June 30, 2001.

        Additionally the table reflects the following securities that all are subject to an Agreement of Stock Purchase and Sale among Messrs. Sperberg, Esquer, Gary and Mazanec: 351,892 shares of Class A Common Stock, and 11,327 shares of Class A Common Stock that may be acquired upon the exercise of Warrants expiring June 30, 1999. As previously disclosed, Messrs. Sperberg, Esquer and Gary have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of the Company's Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

(15) Mr. Sutcliffe is the majority shareholder of SSBKK, Inc., the sole member of SYCOM Enterprises, LLC, and of SYCOM Corporation, and consequently has or shares voting or dispositive power over 1,750,000 shares of Class A Common Stock issued and outstanding. Additionally, as the majority shareholder of SYCOM Corporation, Mr. Sutcliffe has or shares voting or dispositive power of 15,750,000 shares of Class A Common Stock that are not reflected in the table but may be issued upon the conversion of 157,500 shares of Series D Stock, which shares currently are in escrow and may be released in the future upon the satisfaction of certain conditions.

(16) Represents 1,750,000 shares of Class A Common Stock that are subject to the SYCOM Voting Agreement among certain stockholders of the Company, SYCOM and SYCOM Corporation. As previously disclosed, under the SYCOM Voting Agreement (i) SYCOM and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the SYCOM Voting Agreement have agreed to vote for such nominees; (ii) SYCOM and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and (iii) all parties to the SYCOM Voting Agreement have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The SYCOM Voting Agreement terminates June 30, 2001.

(17) Includes the following securities that are subject to the Westar Stockholders Agreement among certain stockholders of the Company and Westar Capital: 4,500,000 shares of Class A Common Stock, 2,116,770 shares of Class A Common Stock underlying 423,354 shares of Series C Convertible Preferred Stock, and 2,000,000 shares that could be purchase by Westar Capital under the Stock Subscription Agreement between the Company and Westar Capital. As previously disclosed, under the Westar Stockholders Agreement Westar Capital (i) has the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Westar Stockholders Agreement have agreed to vote for Westar Capital's nominees; and (ii) shall vote for the remaining nominees selected by the Nominating Committee of the Company. The Westar Stockholders Agreement terminates the earlier of (i) five years after the date of the Agreement; or (ii) the date upon which the stockholdings of Westar Capital and its affiliates, counted on an as-converted basis, falls below 10 percent of the outstanding Common Stock of the Company, calculated on a fully-diluted basis as specified in the Westar Stockholders Agreement.

(18) Mr. Wick is a general partner of Proactive Investment Managers, L.P., an investment advisor and a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P., and is a general partner of McGettigan, Wick & Co., Inc., and consequently has or shares voting or dispositive power over 1,689,468 shares of Class A Common Stock and 451,836 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring December 17, 1998, March 1, 1999, June 30, 1999, September 11, 2002, and June 30, 2003.

 (19) Includes the aggregate of ownership of Messrs. Clark, Davidson, Gary, Holt, Mazanec, McGettigan, Sperberg and Sutcliffe as set forth in footnotes (1), (2), (3), (6), (9), (11), (14) and (15), and an aggregate of 424,620 shares of Class A Common Stock held by other officers, 196,406 shares of Class A Common Stock that may be acquired within the next sixty (60) days upon the exercise of options held by other officers, and 392,843 shares of Class A Common Stock that are subject to a Stock Purchase Agreement among Messrs. Esquer, Gary, Mazanec and Sperberg.

*       Less than one percent (1%).


Item 12.  Certain Relationships and Related Transactions.

Grant of Warrants. In January 1997, the Company executed an energy services agreement (the "ESA") with a customer to perform an energy analysis and install energy efficient measures at the customer's facilities. A condition of the ESA was that the Company procure and maintain a payment and performance bond for 100 percent of the construction cost set forth in the ESA.

In accordance with the terms and conditions of the ESA, the Company procured the requisite bonds. In order to obtain the bonds, however, the Company was required to post an irrevocable letter of credit in the amount of $150,000 in favor of the surety company, and Mr. Sperberg was required to execute personal guarantees and indemnity agreements. The collateral for the letter of credit consists of a deposit of funds posted by Proactive Partners, L.P. ("Proactive"), a shareholder of the Company. Mr. McGettigan, the Chairman of the Board of Directors of the Company, is a general partner of Proactive, and Mr. Sperberg is the Chief Executive Officer of the Company.

In exchange, and as consideration, for the agreement by Proactive to post the necessary collateral for the letter of credit, and by Mr. Sperberg to execute the necessary guarantees and indemnity agreements, the Company agreed (i) to indemnify each of Proactive and Mr. Sperberg in the event the Company defaults under the ESA and/or the bonds, and as a result of such default, the surety company seeks to draw on the letter of credit and/or enforce the personal guarantee and indemnity agreement of Mr. Sperberg, which indemnities are to be secured by the assets of the Company; and (ii) to issue warrants to each of Proactive and Mr. Sperberg to acquire shares of Class A Common Stock of the Company. The Company agreed to issue warrants to Proactive representing the right to acquire 200,000 shares of Class A Common Stock of the Company at the exercise price of $0.1875 per share, which was the current price of the Company's Class A Common Stock on the OTC Electronic Bulletin Board at the time of the meeting of the Board of Directors of the Company held on September 11, 1997, at which meeting this transaction was approved. The number of shares that are the subject of the Proactive warrants represent 25 percent of the amount of the collateral posted by Proactive. Similarly, the Company agreed to issue warrants to Mr. Sperberg representing the right to acquire 325,988 shares of the Company's Class A Common Stock at the exercise price of $0.1875 per share, which represents 6 percent of the aggregate amount of the bonds.

Guaranty of Performance. In March 1998, the Company entered into an energy services agreement (the "Agreement") with a customer to install energy efficient equipment in a large number of the customer's facilities. A condition precedent to the customer's execution of the Agreement, however, was the customer's receipt of a guaranty from Westar Capital, guaranteeing the payment obligations of the Company under the Agreement.

Accordingly, in exchange, and as consideration for, Westar Capital's execution of the guaranty, the Company (i) agreed, in essence, to indemnify Westar Capital in the event Westar Capital must perform under its guaranty; (ii) executed a promissory note to cover any amounts the Company may owe to Westar Capital as a result of Westar Capital's performance under its guaranty; and (iii) granted Westar Capital a security interest in the Company's assets to secure its payment of the note. The security agreement includes certain exceptions in the security interest granted therein for project financing or working capital financing, provided the Company's shareholder equity is above a specified amount. No amounts currently are outstanding under the note. Rita A. Sharpe, a former director of the Company, is the former President of Westar Capital, a shareholder of the Company, and Mr. Wages, a director of the Company, is the Director of Corporate Strategy for Western Resources, the parent company of Westar Capital, and the Chairman of the Board and President of Westar Capital.

Engagement of Investment Advisor. In connection with the SYCOM transaction, the Company engaged McGettigan Wick & Co., Inc., an investment banking firm ("McGettigan Wick"), to assist the Company in the structure and negotiation of the transaction. Under the terms of the engagement, the Company agreed to pay McGettigan Wick $50,000 one year after the closing of the transaction (which was June 30, 1998), and issue warrants to McGettigan Wick to acquire 160,000 shares of the Company's Class A Common Stock at the exercise price of $1.17 per share, which was the current price of the Company's Class A Common Stock on the OTC Electronic Bulletin Board on June 30, 1998. Mr. McGettigan is a general partner of Proactive Investment Managers, L.P. and Proactive Partners, L.P., shareholders of the Company, and is the Chairman of the Board of Directors of the Company.

Westar Transaction. In February 1998, OMS acquired the operating assets of Mid-States Armature in exchange for $290,000 cash. In connection with this transaction, the Company executed an agreement with Westar Energy, a sister corporation of Westar Capital and wholly-owned subsidiary of Western Resources, pursuant to which Westar Energy agreed to loan to the Company an amount equal to the amount paid by the Company for the operating assets. In April 1998, this loan was made by Westar Energy to the Company. The loan must be repaid by the first anniversary of the closing of the asset acquisition, and bears interest at the rate of 12 percent per annum. At the option of Westar Energy the loan may be repaid in cash or shares of Class A Common Stock of the Company calculated at the average closing price of such stock over a 20 consecutive trading day period prior to the repayment date (provided, however, that such price shall not be less than $1.00 per share or greater than $2.00 per share). Ms. Sharpe, a former director of the Company, is the former President of Westar Energy and Westar Capital, which is a shareholder of the Company, and Mr. Wages, a director of the Company, is the Director of Corporate Strategy of Western Resources, the parent company of Westar Capital and Westar Energy, and the Chairman of the Board and President of Westar Capital and Westar Energy.

Guaranty of Bonds. In connection with the Company's acquisition of OBS, the Company entered into a Transition Agreement pursuant to which Westar Energy agreed, for a period of one year after the closing of the OBS acquisition, to maintain an indemnity agreement with Westar Capital at a level sufficient to provide credit support to OBS for bid and performance bonds required to be posted in connection with OBS's business. OBS pays all actual and out-of-pocket fees and costs associated with these bonds. OBS (individually or with the Company) currently has bonds in the aggregate amount of approximately $8,882,760 outstanding on projects that are in various stages of completion and for which Westar Energy and/or Westar Capital have provided the requisite credit support. Ms. Sharpe, a former director of the Company, is the former President of Westar Energy and Westar Capital, which is a shareholder of the Company, and Mr. Wages, a director of the Company, is the Director of Corporate Strategy of Western Resources, the parent company of Westar Capital and Westar Energy, and the Chairman of the Board and President of Westar Capital and Westar Energy.

Outstanding Obligations. Under agreements with Western Resources, OBS maintains equipment for supplying demineralized water for boiler makeup water that OBS installed at Western Resources' Lawrence Energy Center and Tecumseh Energy Center. As of the fiscal year ended June 30, 1998, OBS had outstanding accounts receivable from Western Resources in the amount of $69,924. Additionally, in accordance with the terms and conditions of the Transaction Agreement, Western Resources performs certain subcontracting services for OBS. As of the fiscal year ended June 30, 1998, OBS had outstanding accounts payable with Western Resources in the amount of $369,961, and accrued liabilities with Western
Resources in the amount of $254,409. Ms. Sharpe, a former director of the Company, is the former President of Westar Energy and Westar Capital, which is a shareholder of the Company, and Mr. Wages, a director of the Company, is the Director of Corporate Strategy of Western Resources, the parent company of Westar Capital and Westar Energy, and the Chairman of the Board and President of Westar Capital and Westar Energy.


                                     PART IV


Item 13.  Exhibits and Reports on Form 8-K.

a)      Exhibits

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

        B. Amended and Restated Term Loan for $2,000,000 dated 9/27/93 (between Television City Cogen, L.P. and Shawmut Bank, N.A.)*

10.46   EUA/Onsite, L.P., and Santa Ana Unified School District, as amended*

10.47   EUA/Onsite, L.P., and Chino Unified School District, as amended*

10.48   Energy Services Agreement between Western Energy Management, Inc., and
        R. E. Thomason General Hospital*

10.50   Agreement between Onsite Energy and EUA Cogenex Corporation**

10.51 Agreement for the Sale and Purchase of Stock (to acquire Lanikai Lighting, Inc.)**

10.52   Debt Conversion and Preferred Stock Purchase Agreement**

10.53 Settlement Agreement and Release with George T. McLaughlin, dated July 21, 1995***

10.54   Master  Energy  Efficiency   Services   Agreement  between  Onsite
        Energy Corporation and Hercules Incorporated, predecessor-in-interest to Alliant Techsystems Inc., dated February 8, 1995***

10.55 Master Energy Efficiency Services Agreement between Onsite Energy Corporation and IHC Hospitals, Inc., dated February 28, 1995***

10.56 Master Energy Efficiency Services Agreement between Onsite Energy Corporation and First Security Bank of Utah, N.A., dated February 17, 1995***

10.57 Master Energy Efficiency Services Agreement between Onsite Energy Corporation and Utah National Guard, dated December 30, 1994***

10.58 Master Energy Efficiency Services Agreement between Onsite Energy Corporation and The Boyer Company, dated August 18, 1995***

10.59 Southern California Edison Company Demand Side Management Bidding Pilot Industrial & Large Commercial Energy Efficiency Agreement between Onsite Energy Corporation and Southern California Edison Company, dated May 4, 1994***

10.60 Southern California Edison Company Demand Side Management Bidding Pilot Industrial & Large Commercial Energy Efficiency Agreement between KENETECH Energy Management, Inc., and Southern California Edison Company, dated May 4, 1994, acquired by Onsite Energy Corporation on June 20, 1995***

10.61 Energy Service Agreement between Onsite Energy Corporation and Ford Motor Company, dated August 2, 1995***

10.62 Standard Energy Savings Agreement between Onsite Energy Corporation and Public Service Electric and Gas Company, dated July 21, 1995***

10.63 Purchase Order No. B11 PO95 470871, from Ford Motor Company to Onsite Energy Corporation, dated August 30, 1995

10.64 Conservation Purchase Agreement with Puget Sound Power & Light Company, dated June 21, 1994***

10.65 Peak Load Reduction Agreement with Nevada Power Company, dated May 31, 1994***

10.66 Agreement to Accept Proceeds from Sale of Stock for Services Rendered, dated January 30, 1995***

10.67 Purchase Order No. 7-6R0212 to Onsite Energy Corporation from Hughes Aircraft Company, dated October 20, 1995****

10.68 Purchase Order No. 7-6R0213 to Onsite Energy Corporation from Hughes Aircraft Company, dated October 20, 1995****

10.69 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and Parke Industries, Inc., dated November 21, 1995****

10.70 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.71 Master Lease Agreement between Onsite Energy Corporation and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.72 Master Lease Agreement, Supplemental Terms, between Onsite Energy Corporation and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.73 Equipment Schedule No. 1 to Master Lease Agreement, between Onsite Energy Corporation and General Motors Corporation, Truck & Bus Division, dated December 20, 1995****

10.74 Financing Agreement, Agreement for Purchase and Sale of Equipment and Assignment of Rights between Onsite Energy Corporation and ChiCorp Financial Services, Inc., dated December 1995****

10.76   Engineering,   Procurement  and   Construction   Agreement   between
        Onsite  Energy   Corporation  and Geissenberger Manufacturing Corp. dba
        The Robert Group, dated January 11, 1996****

10.77 Master Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and Ram Air Engineering, dated September 30, 1995****

10.78 Acquisition and Release Agreement for Lanikai Lighting, Inc. among Joel Hemington, Tom Halvorsen, Onsite Energy Corporation and Lanikai Lighting, Inc., dated February 20, 1996*****

10.79 Contract Change Order No. 1 [Amendment No. 1] to Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and General Motors Corporation, Truck & Bus Division, dated March 1, 1996*****

10.80 Amendment No. 1 dated March 1, 1996, to Equipment Schedule No. 1 to Master Lease Agreement, between Onsite Energy Corporation and General Motors Corporation, Truck & Bus Division, dated March 1, 1996*****

10.81 Pacific Gas & Electric Company Demand Side Management Agreement between Onsite Energy Corporation and Pacific Gas & Electric Company, dated March 5, 1996*****

10.82 Purchase and Assignment Agreement between Onsite Energy Corporation and KENETECH Energy Management, Inc., dated March 20, 1996*****

10.83 Operation and Maintenance Agreement between Onsite Energy Corporation and El Paso County Hospital District dated June 1996 (executed March 1, 1996)*****

10.84 Master Energy Efficiency Services Agreement between Onsite Energy Corporation and West Covina Unified School District, dated June 3, 1996******

10.85 Financing Agreement, Agreement for Purchase and Sale of Equipment and Assignment of Rights between Onsite Energy Corporation and ChiCorp Financial Services, Inc., dated June 3, 1996******

10.86 Master Energy Efficiency Services Agreement between Onsite Energy Corporation and California State University, Fresno, dated June 28, 1996******

10.87 Energy Services Agreement No. 97-031 A, dated January 27, 1997, between Onsite Energy Corporation and State of Washington, Department of General Administration, Energy Conservation Services, Northern State Multi-Service Center, Sedro Woolley, Washington*******

        A.     Energy Services Agreement Amendment No. 1 dated July 14, 1997

        B.     Energy Services Agreement Amendment No. 2 dated August 4, 1997

10.88 Performance Based Energy Savings Agreement dated March 31, 1998, between Onsite Energy Corporation and Unified School District No. 500, Wyandotte County, Kansas********

10.89 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and Lighting Technology Services, Inc., dated as of March 31, 1998********

10.90 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and The Fagan Company, dated as of March 31, 1998********

10.91 Performance Based Energy Savings Agreement dated March 3, 1998, between Onsite Business Services, Inc. and the City of Anthony, Kansas

21      Subsidiaries of the Registrant

23.1    Consent of Hein + Associates, LLP

* Previously filed as exhibits to Onsite Energy Corporation's Registration Statement, Form S-4, Registration No. 33-66010, filed with the Securities and Exchange Commission on December 20, 1993.

** Previously filed as exhibits to Onsite Energy Corporation's Form 10-KSB, as amended and restated on July 19, 1995.

*** Previously filed as exhibits to Onsite Energy Corporation's Form 10-KSB, as filed for the year ended June 30, 1995.

**** Previously filed as exhibits to Onsite Energy Corporation's Form 10-QSB, as filed for the quarter ended December 31, 1995.

***** Previously filed as exhibits to Onsite Energy Corporation's Form 10-QSB, as filed for the quarter ended March 31, 1996.

****** Previously filed as exhibits to Onsite Energy Corporation's Form 10-KSB, as filed for the year ended June 30, 1996.

******* Previously filed as exhibits to Onsite Energy Corporation's Form 10-KSB, as filed for the year ended June 30, 1997.

******** Previously filed as exhibits to Onsite Energy Corporation's Form 10-QSB, as filed for the quarter ended March 31, 1998.


b)      Reports on Form 8-K

In the fourth quarter of fiscal year 1998 the Company filed two reports on Form 8-K. One Form 8-K, dated June 12, 1998, and filed on June 24, 1998, reported the acquisition by the Company of all of the issued and outstanding shares of LTS under an Agreement of Purchase and Sale of Stock among the Company, LTS, Russell Wm. Royal and Keith L. Aldrich. Another Form 8-K, dated June 30, 1998, and filed on July 15, 1998, reported the acquisition by SO Corporation of all the assets and certain liabilities of, and the execution of a Sale and Noncompetition Agreement with SYCOM Corporation and other related agreements among the parties.

As of the date of this report, Forms 8-K/A had not been submitted relating to the acquisitions of LTS and SO Corporation. The Company expects these filings to occur shortly.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 12, 1998        By: RICHARD T. SPERBERG
                                   -------------------------------------
                                   Chief Executive Officer (Principal Executive
                                   Officer), Interim Chief Financial Officer
                                   (Principal Financial and Accounting Officer), Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ONSITE ENERGY CORPORATION


Date: November 12, 1998       By:  CHARLES C. MCGETTIGAN
                                   --------------------------------------------
                                   Charles C. McGettigan
                                   Chairman of the Board and
                                   Outside Director


Date: November 12, 1998       By:  RICHARD T. SPERBERG
                                   --------------------------------------------
                                   Richard T. Sperberg
                                   Chief Executive Officer, Interim Chief
                                   Financial Officer and Director


Date: November 12, 1998       By:  S. LYNN SUTCLIFFE
                                   --------------------------------------------
                                   S. Lynn Sutcliffe
                                   President and Director


Date: November 12, 1998       By:  TIMOTHY G. CLARK
                                   --------------------------------------------
                                   Timothy G. Clark
                                   Outside Director


Date: November 12, 1998       By: H. TATE HOLT
                                  ---------------------------------------------
                                   H. Tate Holt
                                   Outside Director


Date: November 12, 1998       By: LEROY P. WAGES
                                  ---------------------------------------------
                                   Leroy P. Wages
                                   Outside Director


Date: November 12, 1998       By: WILLIAM M. GARY, III
                                  ---------------------------------------------
                                   William M. Gary, III
                                   Former Executive Vice President, Former
                                   Secretary and Director


Date: November 12, 1998      By:  RICHARD L. WRIGHT
                                  ---------------------------------------------
                                   Richard L. Wright
                                   Senior Vice President and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditor's Report ..............................................F-2

Consolidated Balance Sheet - June 30, 1998.................................F-3

Consolidated Statements of Operations - For the Years ended
   June 30, 1998 and 1997..................................................F-4

Consolidated Statement of Stockholders' Equity (Deficit) -
   For the Years ended June 30, 1998 and 1997..............................F-5

Consolidated Statements of Cash Flows - For the Years ended
   June 30, 1998 and 1997..................................................F-7

Notes to Consolidated Financial Statement..................................F-8

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Onsite Energy Corporation
Carlsbad, California

We have audited the accompanying consolidated balance sheet of Onsite Energy Corporation and subsidiaries (the "Company") as of June 30, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onsite Energy Corporation and subsidiaries at June 30, 1998 and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
September 28, 1998, except for the last paragraph of Note 20 which is as of October 16, 1998

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1998

                                     ASSETS

Current Assets:
    Cash                                                          $   2,093,006
    Cash-restricted                                                     157,836
    Accounts receivable, net of allowance for doubtful
      accounts of $15,030                                             3,518,870
    Inventory                                                           178,215
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          944,820
    Other assets                                                        611,195
                                                                  -------------

           TOTAL CURRENT ASSETS                                       7,503,942

Property and equipment, net of accumulated depreciation
   and amortization                                                   1,958,178
Excess of purchase price over net assets acquired, net
   of amortization of $14,261                                         3,563,718
Other                                                                   116,830
                                                                  -------------
           TOTAL ASSETS                                           $  13,142,668
                                                                  =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable - related  parties                              $     468,329
    Current portion of notes payable                                  1,846,870
    Accounts  payable                                                 3,380,271
    Billings in excess of costs and estimated earnings on
       uncompleted  contracts                                         2,888,659
    Accrued expenses and other liabilities                            1,613,180
                                                                  -------------
          TOTAL CURRENT LIABILITIES                                  10,197,309

Long-Term Liabilities:
    Accrued future operation and maintenance costs
      associated with energy services agreements                        465,359
    Notes payable, less current portion                                   3,010
                                                                  -------------
          TOTAL LIABILITIES                                          10,665,678
                                                                  -------------
Commitments and contingencies
  (Notes 3, 4, 15, 17, 18, 19 and 20)                                        -

Stockholders' Equity:
    Preferred Stock,  Series C, 842,500 shares
        authorized,  208,205 issued and outstanding
        (Aggregate $1,041,025 liquidation preference)                       208
    Preferred Stock, Series D, 157,500 shares authorized,
        issued and outstanding and held in escrow (Note 4)                   -
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares
           authorized, 18,243,188 issued and outstanding                 18,243
       Class B common stock, 1,000 shares authorized,
             none issued and outstanding                                     -
    Additional paid-in capital                                       23,208,598
    Notes receivable - related parties                               (1,335,217)
    Accumulated deficit                                             (19,414,842)
                                                                  -------------
         TOTAL STOCKHOLDERS' EQUITY                                   2,476,990
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  13,142,668
                                                                  =============


The accompanying notes are an integral part of these financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 1998 and 1997




                                                                 1998                1997
                                                            ----------------   -----------------

Revenues                                                      $12,267,148        $ 9,561,375

Cost of sales                                                  10,057,277          6,692,198
                                                              -----------        -----------

    Gross margin                                                2,209,871          2,869,177

Selling, general, and administrative expenses                   3,879,237          3,139,018
Depreciation and amortization                                     539,499            587,077
Loss on disposition of partnership interests                       -                 425,240
Gain on sale of assets                                             -                 (17,686)
                                                              -----------        -----------

     Operating loss                                            (2,208,865)        (1,264,472)

Other income (expense):
   Interest (expense)                                             (27,400)          (159,028)
   Interest income                                                 25,283             43,402
                                                              -----------        -----------

     Total other income (expense)                                  (2,117)          (115,626)
                                                              -----------        -----------

Loss before provision for income taxes                         (2,210,982)        (1,380,098)

Provision for income taxes                                          7,500              8,500
                                                              -----------        -----------

Net loss                                                      $(2,218,482)       $(1,388,598)
                                                              ===========        ===========

Net loss allocated to common stockholders                     $(2,267,629)       $(1,388,598)
                                                              ===========        ===========

Basic and diluted loss per common share                       $    (0.16)        $    (0.13)
                                                              ==========         ==========


Weighted average shares outstanding                            13,790,185         10,818,498
                                                              ===========        ===========


The accompanying notes are an integral part of these financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended June 30, 1998 and 1997



                                    Common Stock                                    PREFERRED STOCK
                                ----------------------- -------------------------------------------------------------------------
                                       Class A                 Series A                 Series B                Series C
                                ----------------------- -----------------------   ----------------------- -----------------------


                                  SHARES      AMOUNT      SHARES      Amount        SHARES      Amount      SHARES       Amount
                                ----------- ----------- ----------- -----------   ----------- -----------  ----------  ----------
Balance July 1, 1996             6,263,463     $6,263      3,810    $      4        605,641   $    605           -      $     -

Issued to Onsite 401k plan          48,562         49          -           -             -           -           -            -

Conversion of accounts
  payable to Class A
  common stock                      62,077         62          -           -             -           -           -            -

Common shares issued for
  Series A and B
  preferred dividends              347,048        347          -           -             -           -           -            -

Conversion of Series A
  preferred stock                3,571,494      3,572     (3,810)         (4)            -           -           -            -

Conversion of Series B
  preferred stock                  605,641        605          -           -       (605,641)      (605)          -            -

Exercise of stock option            45,887         46          -           -             -           -           -            -

Net Loss                                 -          -          -           -             -           -           -            -
                                --------------------------------------------------------------------------------------------------

Balance June 30, 1997           10,944,172     10,944          -           -             -           -           -            -

Issued to Onsite 401k plan          49,912         50          -           -             -           -           -            -

Issued pursuant to private
  offering, Net of expenses      2,000,000      2,000          -           -             -                       -            -

Stock issued for acquisitions    4,940,000      4,940          -           -             -           -           -            -

Exercise of stock options          309,104        309          -           -             -           -           -            -

Sale of Series C
  preferred stock                        -          -          -           -             -           -       200,000        200

Series C preferred
  stock dividends                        -          -          -           -             -           -         8,205          8

Compensation recognized upon
  issuance of warrants                   -          -          -           -             -           -            -           -

Notes receivable acquired in
  acquisitions                           -          -          -           -             -           -            -           -

Net loss                                 -          -          -           -             -           -            -           -
                                --------------------------------------------------------------------------------------------------

Balance June 30, 1998           18,243,188    $18,243          -       $   -             -      $    -       208,205     $  208
                                ==================================================================================================



The accompanying notes are an integral part of these financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended June 30, 1998 and 1997
                                  (CONTINUED)




                                                                       NOTES
                                     Common        ADDITIONAL       RECEIVABLE
                                     SHARES         PAID-IN           RELATED        ACCUMULATED
                                    ISSUABLE        CAPITAL           PARTIES          DEFICIT         TOTAL
                                  ------------------------------------------------------------------------------

Balance July 1, 1996              $  608,439      $16,336,469        $      -      $ (15,758,615)     $1,193,165

Issued to Onsite 401k plan                -            24,931               -                  -          24,980

Conversion of accounts
  payable to Class A
  common stock                            -            66,973               -                  -          67,035

Common shares issued for
  Series A and B
  preferred dividends               (608,439)         608,092               -                  -               -

Conversion of Series A
  preferred stock                         -            (3,568)              -                  -               -

Conversion of Series B
  preferred stock                         -                 -               -                  -               -

Exercise of stock option                  -            20,064               -                  -          20,110

Net Loss                                  -                 -               -         (1,388,598)     (1,388,598)
                                  -------------------------------------------------------------------------------

Balance June 30, 1997                     -        17,052,961               -        (17,147,213)        (83,308)

Issued to Onsite 401k plan                -            17,399               -                  -          17,449

Issued pursuant to private
  offering, Net of expenses               -           951,542               -                  -         953,542

Stock issued for acquisitions             -         4,031,923               -                  -       4,036,863

Exercise of stock options                 -            86,854               -                  -          87,163

Sale of Series C preferred stock          -           999,800               -                  -       1,000,000

Series C preferred stock dividends        -            49,139               -            (49,147)              -

Compensation recognized upon
  issuance of warrants                    -            18,980               -                  -          18,980

Notes receivable acquired in
  acquisitions                            -                 -      (1,335,217)                 -      (1,335,217)

Net loss                                  -                 -               -         (2,218,482)     (2,218,482)
                                  -------------------------------------------------------------------------------

Balance June 30, 1998             $       -       $23,208,598    $ (1,335,217)      $(19,414,842)    $ 2,476,990
                                  ===============================================================================



The accompanying notes are an integral part of these financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                     the Years Ended June 30, 1998 and 1997




                                                                     1998             1997
                                                                ---------------  ----------------

Cash flows from operating activities:

Net loss                                                        $ (2,218,482)     $ (1,388,598)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Amortization of goodwill                                          280,927           400,000
   Amortization of acquired contract costs                                 -           399,032
   Additions (reductions) to reserve for future operation
     and maintenance costs                                            43,927           (45,925)
   Provision for bad debts                                            30,192            37,093
   Depreciation                                                      258,572           187,077
   Compensation recognized upon issuance of stock warrants            18,980                 -
   Loss on disposition of partnership interests                            -           425,240
   Gain on sale of assets                                                  -           (17,686)
Change in operating assets and liabilities:
   Accounts receivable                                              (781,792)          747,923
   (Increase) decrease in costs and estimated earnings
      in excess of billings on uncompleted contracts                (225,324)        2,051,592
   Inventory                                                          (5,758)                -
   Other assets                                                     (435,120)          260,322
   Cash-restricted                                                   115,331           (50,467)
   Accounts payable                                                1,351,806        (1,464,594)
   Increase (decrease) in billings in excess of costs
     and estimated earnings on uncompleted contracts               1,739,390        (1,130,080)
   Accrued expenses and other liabilities                            641,631          (344,632)
   Deferred income                                                         -           (25,000)
                                                                ------------      ------------

      Net cash provided by operating activities                      814,280            41,297
                                                                ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                              (119,075)           (4,473)
   Proceeds from sale of assets                                            -           540,081
   Loan to Shareholders                                               (7,911)                -
   Acquisition of businesses, net of cash acquired                (1,203,805)                -
                                                                ------------      ------------

      Net cash provided by (used in) investing activities         (1,330,791)          535,608
                                                                ------------      ------------

Cash flows from financing activities:
   Proceeds from notes payable - related party                       290,000                 -
   Proceeds from issuance of common stock                            953,542                 -
   Proceeds from issuance of preferred stock                       1,000,000                 -
   Proceeds from exercise of stock options                            87,163            45,090
   Repayment of notes payable - related party                        (46,804)       (1,071,571)
   Repayment of long-term debt                                      (201,278)                -
                                                                ------------      ------------

      Net cash provided by (used in) in financing activites        2,082,623        (1,026,481)
                                                                ------------      ------------

Net increase (decrease) in cash                                    1,566,112          (449,576)

Cash, beginning of year                                              526,894           976,470
                                                                ------------      ------------
Cash, end of year                                               $  2,093,006      $    526,894
                                                                ============      ============

Supplemental disclosures of non-cash transactions:

   Payment of Series A and B Preferred Stock dividends
     with common stock                                          $          -      $        347
                                                                ============      ============
   Payment of Series C Preferred Stock dividends
     with Series C Preferred Stock                              $     49,147      $          -
                                                                ============      ============
   Payment of accrued liabilities with common stock             $     17,449      $     67,035
                                                                ============      ============
   Liabilities accrued for acquisition costs                    $    285,594      $          -
                                                                ============      ============
   Conversion of preferred stock to common stock                $         -       $      4,176
                                                                ============      ============
   Fair market value of assets, less liabilities of
     businesses acquired with common stock                      $  4,036,863      $          -
                                                                ============      ============

Supplemental disclosures of cash transactions:
   Interest paid                                                $     33,385      $    159,028
                                                                ============      ============
   Income taxes paid                                            $     36,175      $     41,290
                                                                ============      ============


The accompanying notes are an integral part of these financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization and Nature of Operations:

Onsite Energy Corporation, which does business as ONSITE SYCOM Energy Corporation ("the Company"), is an energy efficiency services company ("ESCO") that develops, designs, constructs, owns and operates comprehensive energy efficiency projects and assists customers in reducing the cost of purchased electricity and fuel. The Company also offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

The Company was formed pursuant to a reorganization between Western Energy Management, Inc., a Delaware corporation ("WEM"), and Onsite Energy Corporation, a California corporation formed in 1982 ("Onsite-Cal"), which was effective February 15, 1994. Under the reorganization, Onsite-Cal merged with and into the Company and a newly formed subsidiary of the Company merged with and into WEM, which survived and became a wholly owned subsidiary of the Company. This transaction was accounted for as a purchase of Onsite-Cal by the Company.

In October 1997, the Company acquired Westar Business Services, Inc.("WBS"), which was renamed Onsite Business Services, Inc. ("OBS") (see Note 4). OBS provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

In February 1998, OBS acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States") through a newly formed subsidiary Onsite/Mid-States, Inc. ("OMS") (see Note 4). OMS provides specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa, and Oklahoma.

On April 8, 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation to facilitate the acquisition of potential projects in Panama and Latin America. As of June 30, 1998, there has been no operating activity in this subsidiary.

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS") (see Note 4). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to the Company and other energy services companies primarily in Southern California.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC through a newly-formed subsidiary SYCOM ONSITE Corporation ("SO Corporation") (see Note 4). SO Corporation is also an ESCO with customers primarily on the east coast of the United States.

The Company also owned general and limited partnership interests in Television City Cogen, L.P., a California limited partnership ("TCC"). Effective February 17, 1997, the Company sold its interests in TCC.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.


2.  Summary of Significant Accounting Policies

    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Ongoing revenues on contracts containing guaranteed savings to customers are generally recognized when the guaranteed savings are achieved. No warranties or reserves are applicable to these contracts.

Revenues for development, management, marketing and similar services are recognized as the services are performed.

    Operation and Maintenance Agreements

Commencing July 1, 1993, the Company began entering into long term operation and maintenance agreements with its customers. In instances where estimated costs exceed estimated revenue, the Company discounts the estimated future deficit cash flows at an appropriate long-term interest rate and recognizes expense and a related liability in its financial statements. As of June 30, 1998, the liability for deferred operations and maintenance costs is $465,359.

    Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    Restricted Cash

Restricted cash consists of amounts on deposit with financial institutions for the purpose of securing performance milestones under several of the Company's demand side management ("DSM") contracts. Funds become available to the Company over a period of 24 to 36 months following completion of the last contract provided certain conditions and milestones are achieved. In the event that conditions or milestones are not achieved, the Company will be required to forfeit its right to some or all of the funds on deposit. As of June 30, 1998, the Company believes that all conditions and milestones will be achieved and that no funds under these DSM contracts will be subject to forfeiture.

    Property and Equipment

Property and equipment are recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the assets estimated useful lives ranging from five to thirty one and one-half years. Leasehold improvements and leased equipment are amortized over the useful life or term of the respective lease, whichever is less. When an asset is sold or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recognized currently.

    Excess of Purchase Price Over Net Assets Acquired

Excess of purchase price over net assets acquired ("Goodwill") represents the purchase price in excess of the fair value of the net assets of acquired businesses and is being amortized using the straight-line method over its estimated useful life. The carrying value is evaluated at least annually. The Company considers current facts and circumstances, including expected future operating income and cash flows to determine whether it is probable that impairment has occurred.

    Income Taxes

The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    Earnings Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued a new statement titled "Earnings per Share" ("FASB128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FASB128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Income available to common stockholders is calculated by subtracting preferred stock dividends from net income. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the years ending June 30, 1998 and 1997 were anti-dilutive and excluded in the earnings per share computation.

    Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. There were no impairments of long-lived assets for the years ended June 30, 1998 or 1997.

    Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB123"), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB123.

    Impact of Recently Issued Standards

The FASB has issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("FASB130") and Statement of Financial Accounting
Standards 131 "Disclosures About Segments of an Enterprise and Related Information" ("FASB131"). FASB130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FASB130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. FASB131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." FASB131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FASB131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


FASB130 and FASB131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Results of operations and financial position will be unaffected by implementation of these standards.

FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("FASB132") was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FASB133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

    Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, percentage of completion on long term contracts, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets, and accrued future operation and maintenance costs associated with energy services agreements. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

    Fair Value of Financial Instruments

The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt and other debt, approximates the carrying value in the consolidated financial statements at June 30, 1998.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," the credit risk amounts shown in Note 18 do not take into account the value of any collateral or security.


3.      Basis of Presentation

As shown in the accompanying financial statements, the Company has reported net losses of $2,218,482 and $1,388,598 for the years ended June 30, 1998 and 1997, respectively, and has an accumulated deficit of $19,414,842 and a working capital deficit of $2,693,367 as of June 30, 1998.

During the year ended June 30, 1998, the Company took steps to mitigate the losses and enhance its future viability. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. In addition, subsequent to year-end, the Company has exercised its right under a stock subscription agreement to require Westar Capital, Inc., ("Westar Capital") to purchase an additional 200,000 shares of Series C Convertible Preferred Stock for $1,000,000 (see Note 20). The Company can require Westar Capital to purchase an additional 200,000 shares of Series C Convertible Preferred Stock for
$1,000,000. Management believes that these actions will allow the Company to continue as a going concern.


4.  Acquisitions and Dispositions

On October 28, 1997, the Company entered into a Plan and Agreement of Reorganization with Westar Capital to acquire WBS (now OBS). The Company acquired all of WBS's issued and outstanding stock in exchange for 1,700,000 shares of the Company's Class A Common Stock. On March 31, 1998, the Company issued an additional 800,000 shares of Class A Common Stock pursuant to the agreement. The stock issuances were valued at the average of the bid and ask stock prices on the date of issuance. The transaction was accounted for as a purchase. The resulting purchase price including acquisition costs was $1,498,716 which resulted in no amounts being allocated to excess of purchase price over assets acquired.

In February 1998, OBS acquired the operating assets of Mid-States for $290,000 through its newly created subsidiary, OMS. The transaction was accounted for as a purchase.

Effective June 13, 1998, the Company acquired all of the outstanding common shares of LTS, in exchange for 690,000 shares of the Company's Class A Common Stock plus $500,000. The stock issuances were valued at the average of the bid and ask stock prices on the date of issuance. The

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


former LTS shareholders also may receive a one-time earn-out payment in 1999, payable in either cash, or, at the Company's option, the Company's Class A Common Stock. The earn-out payment will be based on LTS' actual pre-tax earnings contribution for a 12 month period ending March 31, 1999. The transaction was accounted for as a purchase. The resulting purchase price including acquisition costs was $995,788 which resulted in $1,445,922 being allocated to excess of purchase price over net assets acquired.

On June 30, 1998, the Company acquired all the assets and specific liabilities of SYCOM Enterprises, LLC through a newly-created subsidiary (SO Corporation) in exchange for 1,750,000 shares of the Company's Class A Common Stock. The stock issuances were valued at the average of the bid and ask stock prices on the date of issuance. In addition, under a Sale and Noncompetition Agreement SO
Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P., affiliates of Sycom Enterprises, LLC. in exchange for the right to receive 157,500 shares of Series D Convertible Preferred Stock that is convertible into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock (including the shares of the Company's Class A Common Stock into which the Series D Stock is convertible) will be held in escrow and will be released when: (i) the market value of the Company's Class A Common Stock reaches $2.00 per share; (ii) annualized after-tax earnings total $0.15 per share (including the Class A Common Shares into which the Series D Stock is convertible) over four consecutive quarters; and (iii) certain debts of SYCOM Corporation and SYCOM Enterprises, L.P. (including those to the Company and its affiliates) have been satisfied. These share values and earnings thresholds increase by 10 percent per year after December 31, 1999. Pursuant to the terms of a Share Repurchase Agreement, the Company may repurchase the escrowed Series D Stock (including the Company's Class A Common Stock into which the Series D Stock is convertible) for $0.001 per share if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement shall be achieved. The Company also may repurchase the escrowed Series D Stock (and the Company's Class A Common Stock into which the Series D Stock is convertible) during the 30 day period prior to the scheduled release date (that is, June 30, 2006) if any one of the specified conditions for release of the Series D Stock has not been satisfied. Due to the uncertainty of the ultimate issuance of the preferred shares, no value will be attributed to such preferred shares until they are released from escrow.

The Company has agreed to make loans to SYCOM Corporation and SYCOM Enterprises, L.P. from time to time equal to their recurring general and administrative expenses and debt service to third parties with interest at 9.75% per annum. (See Note 11). The Company may require immediate repayment of such loans if certain earnings thresholds are not met. If the Company requires immediate repayment then certain third party debt owing by SYCOM Corporation and/or SYCOM Enterprises, L.P. must be repaid by a like amount. The debt repayment to the Company can be in the form of cash or a reduction in the number of the escrowed shares of the Series D Stock (or Class A Common Stock into which the Series D Stock can be converted). The debt repayment to the third party lender can be in the form of cash or a distribution of the escrowed shares of the Series D Stock (or Class A Common Stock into which the Series D Stock can be converted). The Company has also agreed to lend up to $1,000,000 to

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


SYCOM Enterprises, LLC, to allow its shareholders to pay anticipated income taxes resulting from the sale. Any amounts loaned will accrue interest at 9.75% per annum and will be secured by the Company's Class A Common Stock issued in the acquisition at the rate of 1.75 common shares per $1.00 loaned.

The resulting purchase price including acquisition costs was $2,060,439 with $2,132,056 being allocated to excess of purchase price over net assets acquired.

The following presents pro forma information as if all of the acquisitions described above occurred on July 1, 1996:

                                                       Year Ended
                                            June 30, 1998        June 30, 1997

Revenue                                    $  38,225,107        $   49,725,191
                                           =============        ==============

Operating Income (Loss)                    $  (9,416,694)       $    3,632,789
                                           =============        ==============

Net Loss                                   $ (11,730,057)       $      (69,870)
                                           =============        ==============

Basic and Diluted loss per common share    $       (0.64)       $           **
                                           =============        ==============

     **per share value less than one cent.


5.  Accounts Receivable

    Accounts Receivable consisted of the following as of June 30, 1998:

       Contract receivables
            Completed contracts                                 $    472,590
            Contracts in progress                                  2,432,781
                                                                ------------
                                                                   2,905,371
       Trade receivables                                             628,529
                                                                ------------
                                                                   3,533,900
       Less: Allowance for doubtful accounts                         (15,030)
                                                                ------------
                                                                $  3,518,870
                                                                ============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Costs and Estimated Earnings on Uncompleted Contracts

    Costs and estimated earnings on contracts as of June 30, 1998, consisted of the following:

          Costs incurred                                  $  11,796,701
          Estimated earnings                                  2,234,198
                                                          -------------
                                                             14,030,899
          Less: Billings to date                            (15,974,738)
                                                          -------------
                                                          $  (1,943,839)
                                                          =============

          Included in the accompanying Balance Sheet under the following captions:

          Costs and estimated earnings in excess of
             billings on uncompleted contracts            $     944,820

          Billings in excess of costs and earnings on
             uncompleted contracts                           (2,888,659)
                                                          -------------
                                                          $  (1,943,839)
                                                          =============

7.  Property and Equipment

    Property and equipment at June 30, 1998, consisted of:

                                                                  Estimated
                                                                 Useful Lives
                                                                 ------------

         Office furniture                       $    474,915      5-7 years
         Equipment and Tools                         722,639      7-10 years
         Vehicles                                     39,971       5 years
         Water Treatment Plants                      993,516    Contract life
                                                               (50 to 56 months)
         Land                                         44,000          -
         Building                                     80,000     31.5 years
         Leasehold improvements                       42,135     5-20 years
                                                ------------
                                                   2,397,176
         Less:  Accumulated depreciation
           and amortization                         (438,998)
                                                ------------
                                                $  1,958,178
                                                ============

Depreciation expense amounted to $258,572 and $187,077 for the years ended June 30, 1998 and 1997, respectively.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

8.   Notes Payable

     Notes payable at June 30, 1998, consisted of the following:

Note payable to a third party, interest at 12.00%,
with all unpaid interest and principal due July 31, 1998,
unsecured                                                          $      7,532

Notes payable with payments upon completion of certain
milestones with interest at 18.0%,  past due,  secured
by accounts receivable and other assets                               1,132,961

Notes payable with payments upon completion of certain
milestones,  interest at 13.5% due July 1998 through
December 1998,  secured by accounts  receivable and
other assets                                                            669,126

Notes payable with monthly  installments of $1,175
including interest at 10.75%, maturing August through
September 1998, collateralized by certain automobiles                     8,667

Notes payable, non-interest bearing, due in  monthly
installments of $1,000, unsecured                                         6,777

Note payable, due in monthly installments of $200,
including interest at 10.75%,  maturing December 1998,
collateralized by certain computer equipment                              1,839

Note payable,  due in monthly  installments of $1,631,
including interest at 9% maturing September 1999, unsecured              22,978
                                                                    -----------

     Total notes payable                                              1,849,880

     Less:  Current portion                                           1,846,870
                                                                    -----------
     Total Long Term Notes Payable                                  $     3,010
                                                                    ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9.  Notes Payable - related parties

Notes payable - related parties consisted of the following at June 30, 1998:

Note payable to related party, interest at 8.0%,
  due on demand                                                    $   178,329

Note payable due to related party, interest at
  12.0% per annum, due April 1999                                      290,000
                                                                   -----------
                                                                   $   468,329
                                                                   ===========
10. Accrued expenses and other liabilities

    At June 30, 1998, accrued expenses and other liabilities consisted of the following:

Payroll and related payroll taxes                       $    383,910
Accrued Interest                                              68,877
Additional consideration related to acquisition              200,000
Accrued job costs                                            798,476
Other accrued liabilities                                    161,917
                                                        ------------

     Total                                              $  1,613,180
                                                        ============

11. Stockholders' Equity

    Stock Subscription Agreement

On October 28, 1997, the Company entered into a Stock Subscription Agreement (the "Stock Agreement") with Westar Capital. Pursuant to the Stock Agreement, the Company completed a private placement of 2,000,000 shares of the Company's Class A Common Stock at $0.50 per share and 200,000 shares of the Company's newly-created Series C Convertible Preferred Stock at $5.00 per share. Each share of Series C Convertible Preferred Stock is convertible into five (5) shares of the Company's Class A Common Stock. Conversion can take place by the holder at any time. The Company has the right to require conversion if the average closing price of the Company's Class A Common Stock equals or exceeds $2.00 per share.

    Class A and Class B Common Stock

Holders of Class A Common Stock are entitled to one vote per share for the election of directors and other corporate matters which shareholders are entitled or permitted to vote. Holders of Class B Common Stock shall not be entitled to vote but are entitled to receive dividends ratably with Class A Common Stock when and as declared by the Board of Directors. As of June 30, 1998, there were no shares of Class B Common Stock issued and outstanding.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    Warrants

On September 11, 1997, the Company issued warrants to purchase 525,988 shares of Class A Common Stock at $0.1875 per share, which expire on September 11, 2002, to an officer and to an entity affiliated with a director as consideration for posting collateral and guaranteeing performance bonds. The Company recognized $18,980 in expense related to these warrants.

On June 30, 1998, the Company paid $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock at $1.125 per share, which expire on June 30, 2003, to entities affiliated with a director as consideration for services rendered in the acquisition of the assets of SYCOM Enterprises, LLC. The Company recognized compensation expense in the amount of $92,016 related to these warrants which has been accounted for as additional purchase price.

As of June 30, 1998, the Company has issued and outstanding a total of 952,833 warrants to purchase shares of its Class A Common Stock. The exercise prices range from $0.1875 to $4.00 per share with expiration dates ranging from December 1998 through June 2003.

    Preferred Stock

On October 23, 1997, the Company amended its Certificate of Incorporation to eliminate the Series A and B Convertible Preferred Stock.

Each holder of a share of Series C Convertible Preferred Stock ("Series C") is entitled to one vote per share for each share of Class A Common Stock that Series C is convertible into and to an annual dividend at the rate of 9.75% of the Series C liquidation preference ($5.00 per share) payable quarterly. Dividends are cumulative. Each share of Series C is convertible at the option of the holder into five shares of Class A Common Stock. Dividends in the amount of $49,147 were paid in the form of 8,205 shares of Series C during the year ended June 30, 1998.

Holders of Series D Convertible Preferred Stock ("Series D") are not entitled to dividends or to vote. Each share of Series D is convertible, at the option of the holder, into 100 shares of Class A Common Stock. All shares of Series D are held in escrow (see Note 4).

    Notes Receivable - Related Parties

As of June 30, 1998, Notes Receivable - Related Parties includes receivables with the previous owners of LTS, who are current employees and directors of LTS, in the amount of $180,027. Such loans accrue interest at 10% per annum and are due in March 2003.

Also included are amounts due from affiliates of SYCOM Enterprises, LLC in the amount of $1,155,190. The loan accrues interest at 9.75% per annum, is due on or before June 30, 2006 and is collateralized by certain assets of an affiliate of SYCOM Enterprises, LLC. Additionally see Note 4.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


12. Stock Option Plans:

    WEM 1990 Non-Statutory Stock Option Plan (formerly WEM Stock Option Plan)

Effective February 15, 1994, the Company adopted the WEM 1990 Non-Statutory Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the granting of options to directors, officers, employees and consultants to purchase up to 100,000 shares of the Company's Class A Common Stock. The 1990 Plan is administered by a committee of outside directors appointed by the Board of Directors.

    As of June 30, 1998, the status of the 1990 Plan was as follows:

                                  Outstanding    Exercise Price     Exercisable
                                    Options        Per Share          Options
                                  -----------    --------------     -----------

     July 1, 1996                     500            $6.10              500
       Options Granted                500            $0.2956           =====
       Options Cancelled             (500)           $6.10
                                   ----------

     June 30, 1997                    500            $0.2956            500
       Options Exercised             (500)           $0.2956           =====
                                   ----------
     June 30, 1998                      0                                 0
                                   ==========                         ======

    WEM 1991 Non-Statutory Stock Option Plan

Effective February 15, 1994, Onsite adopted the WEM 1991 Non-Statutory Stock Option Plan (the "1991 Plan"). The 1991 Plan provides for the granting of options to non-employee directors, officers, employees and consultants to purchase up to 160,000 shares of the Company's Class A Common Stock. The 1991 Plan is administered by a committee of outside directors appointed by the Board of Directors.

    As of June 30, 1998, the status of the 1991 Plan was as follows:

                                 Outstanding     Exercise Price      Exercisable
                                   Options          Per Share          Options
                                 -----------     --------------      -----------

     July 1, 1996                  90,000       $5.3125 - $29.70       90,000
        Options cancelled          (5,000)           $29.70            ======
                                 ---------
     June 30, 1997 and
        1998                      85,000             $5.3125           85,000
                                 =========                             ======

    Non-Plan Options

During fiscal year 1993, WEM issued stock options that were not part of the 1990 Plan or the 1991 Plan (the "Non-Plan Options"). Effective February 15, 1994, the Company adopted the Non-Plan Options, and has provided for the granting of options to various parties to purchase up to 113,000 shares of the Company's Class A Common Stock.

     As of June 30, 1998, the status of the Non-Plan Options was as follows:

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                               Outstanding      Exercise Price      Exercisable
                                 Options           Per Share          Options
                               -----------      --------------      -----------

     July 1, 1996                105,000        $5.3125 - $6.10       105,000
       Options Cancelled          (1,000)            $5.3125          =======
       Options Granted           104,000             $0.2956
       Options Cancelled        (104,000)       $5.3125 - $6.10
                                ----------

     June 30, 1997               104,000             $0.2956          104,000
       Options Exercised        (103,100)            $0.2956          =======
       Options Cancelled            (900)            $0.2956
                                ---------

        June 30, 1998                  0                                    0
                                =========                             =======

    The Onsite 1993 Stock Option Plan

During fiscal 1994, the Company adopted the Onsite 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan, as amended, provides for the granting of options to directors, officers, employees and consultants to purchase up to 3,300,000 shares of Class A Common Stock and is administered by a committee of outside directors appointed by the Board of Directors.

    As of June 30, 1998, the status of the 1993 Plan was as follows:

                              Outstanding       Exercise Price     Exercisable
                                Options            Per Share         Options
                              -----------       --------------     -----------

     July 1, 1996              1,807,483        $0.25 - $5.625       1,395,901
       Options granted         1,508,440        $0.25 - $5.3125      =========
       Options cancelled        (816,645)       $0.25 - $0.50
       Options exercised         (42,553)       $0.25 - $0.50
                               ----------

     June 30, 1997             2,456,725        $0.24 - $5.3125      1,729,593
       Options granted           880,954        $0.23 - $0.9063      =========
       Options exercised        (206,004)       $0.25 - $0.5000
       Options cancelled        (133,417)       $0.25 - $0.2956
                               ----------

     June 30, 1998             2,998,258        $0.23 - $5.3125      1,596,651
                               =========                             =========

At June 30, 1998, no additional options were available for granting to purchase shares of Class A Common Stock.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    A summary of option transactions under the 1993 Plan during the years ended June 30, 1998, and 1997, is as follows:

                                                           Weighted-Average
               Fixed Options            Shares              Exercise Price
             --------------------- -------------------- -----------------------

               July 1, 1996            1,807,483                $   0.7573
                  Granted              1,508,440                $   0.2909
                  Exercised              (42,553)               $   0.4628
                  Cancelled             (816,645)               $   0.4764
                                       ----------

               June 30, 1997           2,456,725                $   0.5789

                  Granted                880,954                $   0.6224
                  Exercised             (206,004)               $   0.2752
                  Cancelled             (133,417)               $   0.2797
                                       ---------

               June 30, 1998           2,998,258                $   0.6259
                                       =========

During the year ended June 30, 1997, the Compensation Committee and Board of Directors approved a repricing for 400,440 options to $0.2956 with original exercise prices ranging between $1.94 and $6.10. This was accounted for as a reprice of options to the fair market value on the date of the repricing. The weighted average contractual life for all options as of June 30, 1998, was approximately six years, with exercise prices ranging from $0.23 to $5.31.

    Proforma Information

As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FAS 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1998 and 1997 consistent with the provisions of FAS 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                              Year Ended June 30,
                                        -----------------------------
                                           1998               1997
                                        -----------         --------

     Net Loss                          $ (2,480,017)     $ (1,471,328)
                                       =============     =============
     Basic and Diluted Loss
        Per Common Share               $      (0.18)     $      (0.14)
                                       =============     =============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions: expected volatility of 116.9%, an expected life of three years for option shares, no dividends would be declared during the expected term of the options, and a risk-free interest rate using the monthly US Treasury T-Strip Rate at the option grant date for fiscal years ended 1998, and 1997, respectively.

The weighted-average fair value of stock options granted to employees during the years ended June 30, 1998 and 1997, was $0.36 and $0.19, respectively.


13. Income Taxes

Income tax expense for the years ended June 30, 1998 and 1997 is comprised of the following:

     Year ended June 30, 1998         Current        Deferred           Total
                                   ------------     ----------       ----------
          Federal                  $          -     $        -       $        -
          State                           7,500              -            7,500
                                   ------------     ----------       ----------
                                   $      7,500     $        -       $    7,500
                                   ============     ==========       ==========


     Year ended June 30, 1997         Current        Deferred           Total
                                   ------------     ----------       ----------
          Federal                  $          -     $        -       $        -
          State                           8,500              -            8,500
                                   ------------     ----------       ----------
                                   $      8,500     $        -       $    8,500
                                   ============     ==========       ==========



The actual income tax expense differs from the "expected" tax (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                                        1998           1997
                                                    ------------    ----------
     Amount of expected tax (benefit)               $  (751,800)   $  (469,200)
     Non-deductible expenses                             13,900          4,400
     State taxes, net                                     4,900          5,600
     Effect of change in state tax rate                  27,600              -
     Change in valuation allowance for deferred
       tax assets                                       712,900        467,700
                                                    -----------    -----------
              Total                                 $     7,500    $     8,500
                                                    ===========    ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The components of the net deferred tax asset recognized as of June 30, 1998 and 1997, are as follows:

                                                     1998              1997
                                                 -----------        ---------
Current deferred tax assets (liabilities):
     Litigation settlement accrual               $    16,000        $   6,700
     Deferred operation and maintenance
       reserve                                       185,400          169,200
     Vacation accrual                                 44,400           29,100
     Deferred compensation                                 -           27,300
     Inventory reserve                                 6,000                -
     Book compensation on issuance of
       stock options                                   7,600                -
     Allowance for doubtful accounts                   6,000                -
     Other                                               600           35,000
                                                 -----------        ---------
                                                     266,000          267,300
     Valuation allowance                            (266,000)        (267,300)
                                                 -----------        ---------
       Net current deferred tax asset            $         -        $       -
                                                 ===========        =========


                                                    1998               1997
                                                ------------       ------------
Long-Term deferred tax assets (liabilities):
     Net operating loss carryforwards           $  6,943,200       $  4,504,600
     Goodwill due to difference in
       amortization                                  453,300            392,500
     Depreciation                                   (137,100)                 -
     Capital loss carryforward                             -             66,100
     Alternative minimum tax credit                   11,200             15,200
     Other                                               800                  -
                                                ------------       ------------
                                                   7,271,400       $  4,978,400
     Valuation allowance                          (7,271,400)        (4,978,400)
                                                ------------       ------------
       Net current deferred tax asset           $          -       $          -
                                                ============       ============

The deferred tax asset includes the future benefit of the LTS pre-acquisition deductible temporary differences and net operating losses of $184,100. The deferred asset has been fully reserved through the valuation allowance. Any future tax benefit realized for these items will first reduce any goodwill remaining from this acquisition and then reduce income tax expense.

The deferred tax asset also includes the future benefit of the tax deduction for the exercise of stock options of $13,000. The deferred asset is fully reserved through the valuation allowance. Any future tax benefit realized for this item will be a credited to paid in capital.

At June 30, 1998, the Company has net operating loss carryforwards of approximately $19,116,000, which expire in the years 2006 through 2013. The Company has California net operating loss carryforwards at June 30, 1998 of $5,018,000, which expire in years 1999 through 2003.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50% change in ownership due to various stock transactions.


14. Related Parties


During the fiscal year ended June 30, 1998, the Company paid two directors of the Company, professional fees for due diligence in the amount of $48,078 and $6,451, respectively.


As of the fiscal year end June 30, 1998, OBS has outstanding accounts receivable with Western Resources, Inc. the parent company of a shareholder of the Company, in the amount of $69,924 in relation to water treatment plants in Lawrence, Kansas and Tecumseh, Kansas. OBS has recognized $323,454 in revenue related to these water treatment facilities. OBS also has outstanding accounts payable with Western Resources in the amount of $369,961. In addition, OBS has accrued liabilities with Western Resources in the amount of $254,409.


Westar Capital has guaranteed any shortfalls of energy savings on the Company's contract with a customer. Such guaranty is backed by an insurance police purchased by the Company for a short fall of energy savings. In addition, Westar Capital and an affiliate have indemnified a bonding company for bid and performance bonds obtained by the Company.


Also see Notes 9 and 11.


15. Commitments and Contingencies

    Leases

The Company leases its administrative facility under a noncancellable operating lease expiring in 2001 with a three-year renewal option. As of August 1, 1998, the Company increased its office space that is included under the current lease. The Company expanded its regional offices to include Kansas City, Kansas, where there is a one year lease expiring May 1999, and San Ramon, California, where office space is rented on a three year lease that expires March 2001. OBS leases office space that has a one year lease with an option to renew, expiring November 1998. OMS leases a small building from the former owner on a month by month basis to store testing equipment. This lease will continue indefinitely. LTS currently has a one-year lease that expires July 1999.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    Future minimum lease payments under operating leases is as follows:

                Year ending June 30,

                       1999                                   $    448,704
                       2000                                        377,399
                       2001                                        377,399
                       2002                                          1,440
                       2003                                          1,440
                    Thereafter                                       1,440
                                                              ------------

                Total minimum lease payments                  $  1,207,822
                                                              ============

Total rent expense, including month-to-month equipment rentals, was $201,995 and $272,641 in 1998, and 1997, respectively.

    Employment Agreements

Effective April 1, 1998, the Company entered into employment agreements with the President and Chief Operating Officer, and with the Vice President and Responsible Managing Officer of LTS which expire on March 31, 2000. Such agreements provide for minimum salary levels totaling $235,000 per year excluding bonuses, as well as severance payments upon termination of employment without cause.

    Ongoing Maintenance for Water Treatment Plants

OBS has two contracts with Western Resources whereby OBS constructed and maintains equipment for supplying demineralized water for boiler makeup water at Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OBS is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OBS is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident.

    Environmental Costs

The Company is subject to federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that has no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessments are probable, and the costs can be reasonably estimated. In February 1998, the Company received a notice from the South Coast Air Quality Management District for alleged reporting violations in calendar year 1996 on the facility previously owned by TCC. No remedial action is required. The Company may be subject to certain penalties, but management does not believe this matter will have a material adverse impact on the Company's financial condition or results of operations. Although the level of future expenditures for environmental matters cannot be determined

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


with any degree of certainty, it is management's opinion that such costs when determined will not have a material adverse effect on the financial position or results of operations of the Company.

    Guaranteed Savings

The Company is contingently liable to its customers pursuant to contractual terms in the event annual guaranteed savings are not achieved by the customer.

    Litigation

In January 1998, the Oregon Bureau of Labor and Industries (the "BLI") filed a suit against LTS and two other parties for alleged unpaid wages in the amount of $509,205 for 32 employees who worked on a lighting retrofit project in the state of Oregon. A trial date of April 13, 1999 has been set, but the parties are attempting to obtain the approval of mediation rules in order to mediate this matter. Management also has had discussions with the BLI to resolve this issue; however, no agreement has been reached. Management believes, based on current information, that any settlement would not have a material adverse impact on the Company.

16. Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan, which covers substantially all employees. Company contributions are determined annually at the discretion of management and vest at the rate of 20% per year of employment. During the years ended June 30, 1998 and 1997, the Company's matching contribution was $53,480 and $43,088, respectively.

17. Significant Customers

Revenues from the three largest customers accounted for 31% (11%, 10%, 10% each) of total revenues in fiscal 1998, and revenues from three other customers accounted for 32% (10%, 9%, 13% each) of total revenues in fiscal 1997.

18. Concentration of Credit Risk

The Company operates in one industry segment, energy services. The Company's customers generally are located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

At June 30, 1998, accounts receivable totaled $4,478,720, and the Company has provided an allowance for doubtful accounts of $15,030.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

For the years ended June 30, 1998, and 1997, bad debts totaled $30,192 and $37,093 respectively. The Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

At June 30, 1998, the Company maintained cash balances with a commercial bank, which were approximately $1,552,187 in excess of FDIC insurance limits.

19.     Year 2000

The Company is developing plans to address issues related to the impact on its computer systems of the year 2000. The Company believes that substantially all software applications currently being used for the financial and operational systems have adequately addressed any year 2000 issues. Most hardware systems have been assessed and plans are being developed to address systems modification requirements. The financial impact of making any required systems changes is not expected to be material to the Company's consolidated financial position, liquidity or results of operations. Any risks the Company faces are expected to be external to ongoing operations. The Company has numerous alternative vendors for critical supplies, materials and components. Current vendors and subcontractors who have not adequately prepared for the year 2000 can be substituted in favor of those that have prepared.


20. Subsequent Events

On July 14, 1998, the Company exercised its right under the Stock Subscription Agreement to require Westar Capital to purchase an additional 200,000 shares of Series C Preferred Stock for $1,000,000.

On October 16, 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District County, Eastern District of Louisiana, Case No. 98-2914) against OBS alleging breach of contract in connection with one of the Company's projects. The suit seeks reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits in the aggregate amount of $748,000. Management is attempting to settle the matter; however, no agreement has been reached. Management believes, based on current information, that any settlement would not have a material adverse impact on the Company.