Form 10QSB
period 1998-09-30
ONSITE ENERGY CORP
filed 1998-12-01
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB


(Mark One

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998.

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ----


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes      No X

The number of Class A common stock, $0.001 par value, outstanding as of November 13, 1998 is 18,457,253.

                            Onsite Energy Corporation
                           Consolidated Balance Sheet
                               September 30, 1998
                                   (Unaudited)




Current Assets:
    Cash                                                                                             $   1,147,982
    Cash-restricted                                                                                        157,836
    Accounts receivable, net of allowance for doubtful
      accounts of $90,000                                                                                5,993,185
    Inventory                                                                                              161,429
    Capitalized project costs                                                                              125,108
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                                            1,265,971
    Other assets                                                                                           237,486
                                                                                                     -------------

           TOTAL CURRENT ASSETS                                                                          9,088,997

Property and equipment, net of accumulated depreciation and amortization                                 1,831,698
Excess of purchase over net assets acquired, net of amortization of $1,739,859                           3,438,120
Other                                                                                                       47,088
                                                                                                     -------------

           TOTAL ASSETS                                                                              $  14,405,903
                                                                                                     =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Notes payable - related parties                                                                  $     324,535
    Current portion of notes payable                                                                     2,216,570
    Accounts payable                                                                                     5,462,722
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                                           3,414,170
    Accrued expenses and other liabilities                                                               1,363,397
                                                                                                     -------------

          TOTAL CURRENT LIABILITIES                                                                     12,781,394

Long-Term Liabilities:
    Accrued future operation and maintenance costs
      associated with energy services agreements                                                           465,359
                                                                                                     -------------

          TOTAL LIABILITIES                                                                             13,246,753
                                                                                                     -------------

Commitments and contingencies                                                                                    -

Shareholders' Equity:
     Preferred Stock, Series C,842,500 shares authorized,
        413,280 issued and outstanding (Aggregate $2,066,400
        liquidation preference)                                                                                413
     Preferred Stock, Series D, 157,500 shares authorized,
        issued and outstanding and held in escrow                                                                -
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares
           authorized, 18,457,253 issued and outstanding                                                    18,457
       Class B common stock, 1,000 shares authorized
           none issued and outstanding                                                                           -
    Additional paid-in capital                                                                          24,332,954
    Notes receivable - shareholders                                                                     (2,141,952)
    Accumulated deficit                                                                                (21,050,722)
                                                                                                     -------------
         TOTAL SHAREHOLDERS' EQUITY                                                                      1,159,150
                                                                                                     -------------
TOTAL LIABILTIES AND SHAREHOLDERS' EQUITY                                                            $  14,405,903
                                                                                                     =============


The accompanying notes are an integral part of the financial statements.

                            Onsite Energy Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)







                                                                          Three Months Ended September 30,

                                                                      1998                                 1997
                                                                ---------------                      --------------

Revenues                                                        $     9,318,550                      $    2,237,805

Cost of sales                                                         7,893,029                           1,586,794
                                                                ---------------                      --------------
    Gross Margin                                                      1,425,521                             651,011

Selling, general,
    and administrative expenses                                       2,691,458                             490,270
   Depreciation and  amortization (expense)                             290,622                             105,777
                                                                ---------------                      --------------
     Operating income (loss)                                         (1,556,559)                             54,964
                                                                ---------------                      --------------
Other income (expense):
   Interest (expense)                                                   (91,871)                             (8,588)
   Interest income                                                       37,924                               4,103
                                                                ---------------                      --------------
     Total other income (expense)                                       (53,947)                             (4,485)
                                                                ---------------                      --------------
Income (loss) from operations before provision
   for income taxes                                                  (1,610,506)                             50,479

Provision for income taxes                                                    -                               6,738
                                                                ---------------                      --------------

Net income (loss)                                               $    (1,610,506)                      $      43,741
                                                                ===============                       =============

Net loss allocated to common shareholders                       $    (1,636,881)                      $      43,741
                                                                ===============                       =============

Basic and diluted income (loss) per common share                $         (0.09)                      $           *
                                                                ===============                       =============

Weighted average shares outstanding                                  18,295,536                          10,944,172
                                                                ===============                       =============



* Less than $0.01 per share



The accompanying notes are an integral part of the financial statements.

                            Onsite Energy Corporation
                      Consolidated Statements of Cash Flows



                                                                                            Three Months Ended
                                                                                               September 30,

                                                                                           1998             1997
                                                                                           ----             ----
Cash flows from operating activities:

Net income (loss)                                                                    $   (1,610,506)   $     43,741

Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
       Amortization of goodwill                                                             125,598         100,000
       Provision for bad debts                                                               74,970           6,772
       Depreciation                                                                         165,024           5,777
Change in operating assets and liabilities:
       Accounts receivable                                                               (2,544,304)       (107,724)
       Increase (decrease) in billings related to costs
         and estimated earnings on uncompleted contracts                                    204,360        (262,728)
       Inventory                                                                             16,786               -
       Other assets                                                                         318,343          (5,346)
       Cash-restricted                                                                            -          43,152
       Accounts payable                                                                   2,082,451         130,388
       Accrued expenses and other liabilities                                              (170,664)       (113,301)
                                                                                     --------------    ------------
       Net cash used in operating activities                                             (1,337,942)       (159,269)
                                                                                     --------------    ------------
Cash flows from investing activities:
       Purchases of property and equipment                                                  (38,544)              -
       Loans to stockholders                                                               (806,735)              -
                                                                                     --------------    ------------

      Net cash used by investing activities                                                (845,279)
                                                                                     --------------    ------------
Cash flows from financing activities:
       Proceeds from issuance of preferred stock                                          1,000,000               -
       Proceeds from exercise of stock options                                               15,301               -
       Repayment of notes payable - related party                                          (143,794)              -
       Proceeds from borrowings, net                                                        366,690         (51,299)
                                                                                     --------------    ------------
        Net cash provided by (used in) financing activities                               1,238,197         (51,299)
                                                                                     --------------    ------------
        Net increase (decrease) in cash                                                    (945,024)       (210,568)

Cash, beginning of period                                                                 2,093,006         526,894
                                                                                     --------------    ------------
Cash, end of period                                                                  $    1,147,982    $    316,326
                                                                                     ==============    ============




The accompanying notes are an integral part of the financial statements.

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation dba ONSITE SYCOM Energy Corporation (the "Company") as of and for the year ended June 30, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2: The consolidated balance sheet as of September 30, 1998, and the consolidated statements of operations and cash flows for the three months ended September 30, 1998 and 1997, represent the financial position and results of operations of the Company.

NOTE 3: Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10KSB for the fiscal year ended June 30, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

The Company is an energy efficiency services company (ESCO) that develops, designs, constructs, owns and operates comprehensive energy efficiency projects and assists customers in reducing the cost of purchased electricity and fuel. The Company also offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc. ("OBS"). OBS provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

In February 1998, OBS acquired the operating assets of Mid-States Armature Works, Inc. through a newly-formed subsidiary, Onsite/Mid-States, Inc. ("OMS"). OMS provides specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa, and Oklahoma.

In April 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation, to facilitate the development and acquisition of potential projects in Panama and Latin America.

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to other energy services companies primarily in Southern California.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC, through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SO Corporation is also an ESCO with customers primarily on the East Coast of the United States.

The Company also owns a general partnership interest in Onsite Partners, a California general partnership, and a general partnership interest in American Private Power II, a California general partnership, both of which are inactive.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations.

Revenues for the three-month period ended September 30, 1998 were $9,318,550 compared to $2,237,805 for the same period in 1997, an increase of $7,080,745, or approximately 316.4 percent. The increase in revenues was primarily due to the inclusion of all of the newly acquired subsidiaries that were not included in 1997. After elimination of revenues from the subsidiaries not included in the previous year, revenues for the three month period ended September 30, 1998 were $3,342,456 compared to $2,237,805, an increase in revenues of $1,104,651, or
49.4 percent. The increase in revenue was due primarily to the existence of one major contract along with several smaller contracts in the current fiscal quarter, whereas the prior year did not benefit from any single major contract.

Cost of sales for the quarter ended September 30, 1998 was $7,893,029, compared to $1,586,794 for the quarter ended September 30, 1997, an increase of $6,306,235, or approximately 397.4 percent. After elimination of cost of sales from the subsidiaries not included in the previous year, cost of sales for the three month period ended September 30, 1998 were $2,712,938, compared to $1,586,794, an increase of $1,126,144, or 71 percent.

Gross margin for the three month period ended September 30, 1998 was $1,425,521 (15.3 percent of revenues), compared to $651,011 (29.1 percent of revenues). The decrease in gross margin as a percentage of sales was the result of several larger contracts in the current quarter with lower than historical margins. After elimination of gross margin from the subsidiaries not included in the previous year, gross margin for the three month period ended September 30, 1998 was $629,517 (18.8 percent of revenues), compared to $651,011 (29.1 percent of revenues) for the three months ended September 30, 1997. The decrease in margin as a percentage of sales was primarily the result of the reasons discussed above.

Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1998 was $2,982,080 compared to $596,047 for the quarter ended September 30, 1997, an increase of $2,386,033, or approximately 400.3 percent. After elimination of SG&A from the subsidiaries not included in the previous year, SG&A for the three month period ended September 30, 1998 was $1,157,367, compared to $596,047, an increase of $561,320, or 94.1 percent. The increase was substantially due to an overall increase in salaries and benefits, a decline in salaries and benefits reclassified from SG&A to cost of sales, an increase in legal and accounting expenses as a result of the recent acquisitions and related audits and the costs of a new office in Northern California.

Net other expense for the quarter ended September 30, 1998 was $53,947, compared to $4,485 for the three month period ended September 30, 1997, an increase of $49,462. The increase was due to an increase in interest expense that was primarily due to newly acquired subsidiaries and their existing interest bearing debts. After elimination of net other expense from the subsidiaries not included in the previous year, net other income was $26,864 for the three month period ended September 30, 1998 compared to $4,485 for the same three month period in 1997.

Net loss for the three months ended September 30, 1998 was $1,610,506, or $.09 loss per share, compared to net income of $43,741, or less than $0.01 earnings per share for the same period in 1997. After elimination of net loss from the subsidiaries not included in the previous year, net loss was $500,739, or $.03 loss per share for the three month period ended September 30, 1998, compared to net income of $43,741, or less than $.01 earnings per share in 1997.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $1,147,982 as of September 30, 1998, compared to $2,093,006 as of June 30, 1998, a decrease of $945,024.
Working capital was a negative $3,692,397 as of September 30, 1998, compared to a negative $2,693,367 as of June 30, 1998.

Cash flows used by operating activities were $1,337,942 for the three month period ended September 30, 1998 compared to cash flows used by operating activities of $159,269 for the same three month period in 1997.

Cash flows used by investing activities in first three months of 1998 were $845,279 for the three months ended September 30, 1998, compared to none in the first fiscal quarter in the prior year. The increase was substantially attributable to loans and advances to affiliates of the Company.

Cash flows provided by financing activities were $1,238,197 for the three months ended September 30, 1998, compared to cash flows used from financing activities of $51,299 for the three month period ended September 30, 1997. The principal reason for the increase was due to the exercise of a right pursuant to a stock subscription agreement with an affiliate for the sale of 200,000 shares of Series C Convertible Preferred Stock for $1,000,000.

The Company has shown significant net losses for the year ended June 30, 1998 as well as the three months ended September 30, 1998. During these periods, the Company has taken steps to reduce the losses and enhance its future viability. Management believes that it will be able generate additional revenues and achieve operating efficiencies through its recent acquisitions as well as by other means to ultimately achieve profitable operations. In addition, the Company has exercised its right under a stock subscription agreement to require the purchase of an additional 200,000 shares of Series C Convertible Preferred Stock for $1,000,000. Management believes that all of the above actions will allow the Company to continue as a going concern. Cash requirements beyond the next 12 months depend upon the Company's profitability, its ability to manage working capital requirements and its rate of growth. (See Note 3 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.)

Year 2000. The Company is developing plans to address issues related to the impact on its computer systems of the year 2000. The Company believes that substantially all software applications currently being used for the financial and operational systems have adequately addressed any year 2000 issues. Most hardware systems have been assessed and plans are being developed to address systems modification requirements. The financial impact of making any required systems changes is not expected to be material to the Company's consolidated financial position, liquidity or results of operations. Any risks the Company faces are expected to be external to ongoing operations. The Company has numerous alternative vendors for critical supplies, materials and components and thus current vendors and subcontractors who have not adequately prepared for the year 2000 can be substituted in favor of those that have prepared. (See Note 3 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.)

                           Part II - Other Information

Item 1. Legal Proceedings. In October 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District County, Eastern District of Louisiana, Case No. 98-2914) against OBS alleging breach of contract in connection with one of the Company's projects. The suit seeks reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits in the aggregate amount of $748,000. Management is attempting to settle the matter; however, no agreement has been reached.

Management believes, based on current information, that any settlement would not have a material impact on the Company.

Item 2.    Changes in Securities - Not Applicable

Item 3.    Defaults upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

          Exhibit 27 Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ONSITE ENERGY CORPORATION



Date:   November 25, 1998          By:  \s\ Richard T. Sperberg
                                        Richard T. Sperberg
                                        Chief Executive Officer


                                   By:  \s\ J. Bradford Hanson
                                        J. Bradford Hanson
                                        Chief Financial Officer and
                                        Principal Accounting Officer