Form 10QSB
period 1998-12-31
ONSITE ENERGY CORP
filed 1999-02-16
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB


(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998.

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _____


Commission File Number 1-12738


                            ONSITE ENERGY CORPORATION
                 (Name of small business issuer in its charter)


            Delaware                                   33-0576371
(State or other jurisidiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)


701 Palomar Airport Road, Suite 200, Carlsbad, CA                       92009
(Address of principal executive offices)                             (Zip Code)


Issuer's telephone number, including area code:  (760) 931-2400


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days            Yes    No X

The number of Class A common stock, $0.001 par value, outstanding as of February 11, 1999 is 18,540,342.

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                December 31, 1998
                                   (Unaudited)



                                     ASSETS

Current Assets:
    Cash                                                                        $     628,594
    Cash-restricted                                                                    82,266
    Accounts receivable, net of allowance for doubtful
      accounts of $13,000                                                           5,752,267
    Inventory                                                                         187,338
    Capitalized Project Costs                                                          75,575
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                      1,579,048
    Other current assets                                                              465,239
                                                                                -------------
           TOTAL CURRENT ASSETS                                                     8,770,327

    Cash-restricted                                                                    75,570
    Property and equipment, net of accumulated depreciation
      and amortization                                                              1,711,152
    Excess of purchase price over net assets acquired, net of
      amortization of $265,000                                                      3,312,523
    Other assets                                                                       58,186
                                                                                -------------
           TOTAL ASSETS                                                         $  13,927,758
                                                                                =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable - related parties                                             $     273,748
    Notes payable                                                                   1,419,127
    Accounts payable                                                                6,179,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                      4,816,441
    Accrued expenses and other liabilities                                          1,437,288
                                                                                -------------
          TOTAL CURRENT LIABILITIES                                                14,125,604

Long-Term Liabilities:
    Accrued future operation and maintenance costs
      associated with energy services agreements                                      465,359
                                                                                -------------

          TOTAL LIABILITIES                                                        14,590,963
                                                                                -------------

Commitments and contingencies

Shareholders' Deficit:
     Preferred Stock, Series C, 842,500 shares authorized,
        423,354 issued and outstanding (Aggregate $2,066,400
        liquidation preference)                                                           423
     Preferred Stock, Series D, 157,500 shares authorized,
        issued and outstanding and held in escrow                                           -
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares
           authorized, 18,500,510 issued and outstanding                               18,500
       Class B common stock, 1,000 shares authorized,
           none issued and outstanding                                                      -
    Additional paid-in capital                                                     24,408,716
    Notes receivable - stockholders                                                (2,482,755)
    Accumulated deficit                                                           (22,608,089)
                                                                                -------------
         TOTAL SHAREHOLDERS' DEFICIT                                                 (663,205)
                                                                                -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                     $  13,927,758
                                                                                =============



The accompanying notes are an integral part of the financial statements

                            Onsite Energy Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)





                                             Three Months Ended December 31,       Six Months Ended December 31,
                                                 1998              1997                1998              1997
                                             --------------   ----------------    ---------------   ---------------

Revenues                                     $   9,320,493      $   3,303,578      $  18,639,043     $   5,541,383

Cost of sales                                    7,757,337          2,555,071         15,650,366         4,141,865
                                             -------------      -------------      -------------     -------------
    Gross margin                                 1,563,156            748,507          2,988,677         1,399,518

Selling, general,
    and administrative expenses                  2,756,837            944,254          5,448,297         1,441,262
Depreciation and amortization expense              265,002            158,147            555,623           263,924
                                             -------------      -------------      -------------     -------------

     Operating loss                             (1,458,683)          (353,894)        (3,015,243)         (305,668)
                                             -------------      -------------      -------------     -------------

Other income (expense):
   Interest expense                                (76,440)                 -           (168,311)           (8,588)
   Interest income                                  28,125              9,271             66,049            13,374
   Other expense                                         -             (5,559)                 -            (5,559)
                                             -------------      -------------      -------------     -------------

     Total other income (expense)                  (48,315)             3,712           (102,262)             (773)
                                             -------------      -------------      -------------     -------------

Net loss                                     $  (1,506,998)     $    (350,182)     $  (3,117,505)    $    (306,441)
                                             =============      =============      =============     =============


Net loss allocated to common shareholders    $  (1,557,366)     $    (350,182)     $  (3,193,248)    $    (306,441)
                                             =============      =============      =============     =============

Basic and diluted loss per common share      $       (0.08)     $       (0.03)     $       (0.17)    $       (0.03)
                                             =============      =============      =============     =============

Weighted average shares outstanding             18,488,514         13,519,572         18,381,886        12,231,872
                                             =============      =============      =============     =============



The accompanying notes are an integral part of the financial statements

                           Onsite Energy Corporation
                  Condensed Consolidated Statements of Cashflows




                                                                             Six Months Ended
                                                                               December 31,
                                                                          1998              1997
                                                                     ----------------  ---------------
 Cash flows from operating activities:

 Net loss                                                             $   (3,117,505)   $    (306,441)

 Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization of goodwill                                             251,195          200,000
        Amortization of acquired contract costs                              121,643                -
        Provision for bad debts                                               90,000                -
        Depreciation                                                         304,428           63,924
 Change in operating assets and liabilities:
        Accounts receivable                                               (2,323,397)      (1,235,923)
        Billings related to costs and estimated earnings
          on uncompleted contracts                                         1,293,554         (331,264)
        Inventory                                                             (9,123)               -
        Other assets                                                           7,382         (116,753)
        Cash-restricted                                                            -           41,252
        Accounts payable                                                   2,798,729        1,054,863
        Accrued expenses and other liabilities                               (71,272)               -
                                                                      --------------    -------------

         Net cash used in operating activities                              (654,366)        (630,342)
                                                                      --------------    -------------
 Cash flows from investing activities:
        Purchases of property and equipment                                  (57,402)        (123,190)
        Loans to stockholders                                             (1,147,537)               -
                                                                      --------------    -------------
         Net cash used in investing activities                            (1,204,939)        (123,190)

 Cash flows from financing activities:
        Proceeds from exercise of stock options                               20,227            4,964
        Proceeds from issuance of stock                                    1,000,000        1,947,287
        Repayment of notes payable-related party                            (194,581)         (83,104)
        Payments on borrowings, net                                         (430,753)               -
                                                                      --------------    -------------
         Net cash provided by financing activities                           394,893        1,869,147
                                                                      --------------    -------------

 Net increase (decrease) in cash                                          (1,464,412)       1,115,615

 Cash, beginning of year                                                   2,093,006          526,894
                                                                      --------------    -------------

 Cash, end of period                                                  $      628,594    $   1,642,509
                                                                      ==============    =============



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

        NOTE 2: The consolidated balance sheet as of December 31, 1998, and the consolidated statements of operations and cash flows for the three and six months ended December 31, 1998 and 1997, represent the financial position and results of operations of the Company.

        NOTE 3: Earnings per share calculations for the three and six month periods ended December 31, 1998 and 1997 are as follows:



                                                       Three Months                     Six Months
                                                    Ended December 31,               Ended December 31,
                                                  1998              1997           1998             1997
                                             -------------     -------------   -------------    -------------

 Net Loss                                    $ (1,506,998)     $   (350,182)   $ (3,117,505)    $   (306,441)
 Less:  Preferred stock dividends                 (50,368)                -         (75,743)               -
                                             -------------     ------------    ------------     ------------

 Net loss allocated to common shareholders   $ (1,557,366)     $   (350,182)   $ (3,193,248)    $   (306,441)
                                             ============      ============    ============     ============

 Basic and diluted loss per common share     $      (0.08)     $      (0.03)   $      (0.17)    $      (0.03)
                                             ============      ============    ============     ============

 Weighted average shares outstanding           18,488,514        13,519,572      18,381,886       12,231,872
                                             ============      ============    ============     ============


        NOTE 4: Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, ability to complete contracts within budgets, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of regulators and public utilities regarding energy efficiency and other related energy policies, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10KSB for the fiscal year ended June 30, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

The Company is an energy efficiency services company (ESCO) that develops, designs, constructs, owns and operates comprehensive energy efficiency projects and also assists customers in reducing the cost of purchased electricity and fuel. The Company also offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc. ("OBS"). OBS provides high voltage electrical construction and engineering services and high purity water services primarily in the states of Kansas, Missouri and Oklahoma.

In February 1998, OBS acquired the operating assets of Mid-States Armature Works, Inc. through a newly formed subsidiary, Onsite Mid-States, Inc. ("OMS"). OMS provides specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma.

In April 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation, to facilitate the development and acquisition of potential projects in Panama and other Latin American countries.

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through high efficiency lighting retrofits and lighting controls either independently or as a subcontractor to the Company and other energy services companies primarily in Southern California.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC, ("SYCOM") through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SYCOM was also an ESCO, with customers primarily in the Mid-Atlantic region of the United States.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly owned subsidiaries.

Results of Operations

Six months ended December 31, 1998 compared to the six months ended December 31, 1997

Revenues for the six months ended December 31, 1998 were $18,639,043 compared to $5,541,383 for the six months ended December 31, 1997, an increase of $13,097,660 or 236.4 percent. The increase in revenues was primarily due to the inclusion of revenues from the newly acquired subsidiaries, SO Corporation, LTS and OMS. After the elimination of the subsidiaries not included in the previous year, revenues for the six-month period ended December 31, 1998 were $8,716,383 compared to $5,541,383 for the six months ended December 31, 1997. The increase of $3,175,000, or 57.3, percent was attributable to three larger projects for Onsite and OBS.

Cost of sales for the period ended December 31, 1998 were $15,650,366, compared to $4,141,865 for the period ended December 31, 1997, an increase of
$11,508,501, or 277.9 percent. After elimination of the subsidiaries not included in the previous year, costs of sales for the six-month period ended December 31, 1998 were $6,550,142 compared to $4,141,865 for the same period in 1997, an increase of $2,408,277 or 58.1 percent. The increase is largely attributed to the increase in project costs (associated with increased revenues) for the three major projects mentioned above for Onsite and OBS.

Gross margin for the six months ended December 31, 1998 was $2,988,677 or 16.0 percent of revenues, compared to $1,399,518, or 25.3 percent of revenues, for the six months ended December 31, 1997. The decrease in gross margin as a percentage of sales was primarily the result of several larger contracts in the current period with lower than historical margins. In addition, the newly acquired subsidiary, LTS, a lighting contractor, traditionally operates on narrower margins and had three contracts in the period where margins were negative, due to unanticipated installation cost overruns. After elimination of gross margin from the subsidiaries not included in the previous period, gross margin for the six months ended December 31, 1998 was $2,166,241, or 24.9 percent of revenues, compared to $1,399,518, or 25.3 percent of revenues for the six months ended December 31, 1997.

Selling, General and Administrative expenses ("SG&A") were $6,003,920 for the six month period ended December 31, 1998, compared to $1,705,186 for the six months ended December 31, 1997. The increase of $4,298,734, or 252.1 percent, is largely attributable to the addition of the activity of the three subsidiaries mentioned above. After elimination of SG&A from the subsidiaries not included in the previous year, SG&A for the six months ended December 31, 1998 was $3,330,690 compared to $1,705,186 for the six months ended December 31, 1997, an increase of $1,625,504, or 95.3 percent. This change was primarily attributable to the increase of legal and accounting expenses due to acquisitions and related audits, the increase in staff at the corporate office and the addition of a branch office in Northern California.

Net other expense was $102,262 for the six months ended December 31, 1998, compared to $773 for the same period in 1997. The increase is largely due to additional interest expense from the newly acquired subsidiaries and their existing interest bearing debts offset by an increase in interest income from the same subsidiary. After elimination of the subsidiaries not included in the previous year, net other income was $57,079 for the period ended December 31, 1998, compared to net expense of $773 for the six month period ended December 31, 1997. The increase of $57,852 was primarily attributable to interest income from loans to stockholders.

Net loss for the six months ended December 31, 1998 was $3,117,505 or $0.17 loss per share, compared to a net loss of $306,441, or approximately $0.03 loss per share for the six-month period ended December 31, 1997. After elimination of net loss from the subsidiaries not included in the previous year, net loss was $1,107,370, compared to a net loss of $306,441 loss for the same period last year.

Three months ended December 31, 1998 compared to the three months ended December 31, 1997

Revenues for the three month period ended December 31, 1998 were $9,320,493, compared to $3,303,578 for the three months ended December 31, 1997, an increase of $6,016,915 or 182.1 percent. The increase is primarily due to the additional revenues of the newly acquired subsidiaries. After elimination of revenues from the acquired subsidiaries not included in the previous period, revenues for the three-month period ended December 31, 1998 were $3,805,908, compared to $3,303,578 for the same period in 1997. The increase of $502,330, or 15.2 percent, is primarily due to increased revenues on contracts at OBS and an increase in consulting revenues at Onsite.

Cost of sales for the three month period ended December 31, 1998 were $7,757,337, compared to $2,555,071 for the same period ended December 31, 1997, an increase of $5,202,266, or 203.6 percent. As previously discussed, the increase in cost of sales is due to the unanticipated cost overruns on three projects for LTS. After elimination of the subsidiaries not included in the previous year, cost of sales for the quarter ended December 31, 1998 were $2,497,995, compared to $2,555,071 for the same period in 1997, a decrease of 57,076, or 2.2 percent.

Gross Margin was $1,563,156 or 16.8 percent of revenues for the three-month period ended December 31, 1998, compared to $748,507, or 22.7 percent of revenues for the three-month period ended December 31, 1997. The decrease in margin resulted primarily from previously mentioned losses on three lighting projects of LTS and slightly lower margins overall. After the elimination of the activity from the newly acquired subsidiaries, the gross margin for the three-month period ended December 31, 1998 was $1,307,913, or 34.4 percent of revenues, compared to $748,507, or 22.7 percent of revenues, in the three months ended December 31, 1997. This increase of $559,406 in gross margin is largely attributable to the increase in consulting revenues in the three-month period ended December 31, 1998

SG&A was $3,021,839 for the three months ended December 31, 1998, compared to $1,102,401 for the three months ended December 31, 1997, an increase of $1,919,438 or 174.1 percent. The change was attributable to the additional SG&A associated with the newly acquired subsidiaries. After the elimination of the activity from the newly acquired subsidiaries, SG&A for the three-month period ended December 31, 1998 was $1,921,413, compared to $1,102,401 for the same period in 1997. The increase of $819,012, or 74.3 percent, was primarily attributable to the addition of staff at the corporate office and expenses related to these employees and others in a new office in Northern California.

Net other expense was $48,315 in the three months ended December 31, 1998, compared to net other income of $3,712 for the three month period ended December 31, 1997, a decrease of $52,027. The increase in net other expense was substantially attributable to the additional interest expense related to liabilities acquired from the subsidiaries. After the elimination of the activity from the newly acquired subsidiaries, net other income was $28,681, compared to net other income of $3,712 for the three-month period ended December 31, 1997. The increase of $24,969, or 672.7 percent, was primarily due to the interest income on loans to shareholders.

Net loss for the three months ended December 31, 1998 was $1,506,998, or $0.08 loss per share, compared to net loss of $350,182, or approximately $0.03 loss per share. After elimination of net income/(loss) from the acquired subsidiaries not included in the previous period, net loss for the three months ended December 31, 1998 was $584,819, compared to the quarter ended December 31, 1997 net loss of $350,182, an increase of $234,637, or 67.0 percent.

Liquidity and Capital Resources

Cash flows used in operating activities during the six months ended December 31, 1998 were $654,366, compared to cash flows used in operating activities of $630,342 for the six months ended December 31, 1997, an increase of $24,024, or
3.8 percent. The company has a working capital deficit of $5,355,277, as of December 31, 1998, compared to a deficit of $2,693,367 as of June 30, 1998.

Cash flows used in investing activities was $1,204,939 during the six months ended December 31, 1998, compared to $123,190 during the same period in 1997. The increase of $1,081,749 is mainly attributable to loans to stockholders of newly acquired subsidiaries.

Cash flows provided by financing activities were $394,893 during the six months ended December 31, 1998, compared to cash flows provided by financing activities of $1,869,147 for the comparable period last year. The decrease of $1,474,254 in cash provided by financing activities is attributable to a reduction in proceeds from the sale of stock and additional repayment of long-term debt.

During the second quarter ended December 31, 1998, the Company exercised its right under a stock Subscription Agreement to require Westar Capital to purchase 200,000 shares of Series C Convertible Preferred Stock for $1,000,000. However, Westar Capital filed suit seeking declaratory judgment that it was not required to purchase the Series C Convertible Preferred Stock due to an alleged breach by the Company of such agreement. (See Part II, Item 1. Legal Proceedings). As a result of this non-payment, the Company has experienced increased cash flow difficulties. On February 12, 1999, the Company settled its lawsuit with Westar Capital, and Westar Capital agreed to purchase the Series C Preferred Stock for $1,000,000. Further, under the terms of the settlement agreement, the Company was required to concurrently repay to Western Resources, Inc. ("Western"), an affiliate of Westar Capital, $663,025 for services rendered. Management believes that with the net proceeds from the Series C Preferred Stock subscription and anticipated revenues from other contracts, the Company will have sufficient cash flow to sustain operations for the fiscal year ended June 30, 1999. However, in the event that anticipated contracts, or payment under such contracts are delayed, there may be an adverse effect on the Company's liquidity. Management believes that the above actions will allow the Company to continue as a going concern. Cash requirements beyond the next six months depend upon the Company's profitability, its ability to manage and obtain additional working capital requirements and its rate of growth. (See Note 4 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.)

Year 2000

The Company is developing plans to address issues related to the impact on its computer systems of the year 2000. The Company believes that substantially all software applications currently being used for the financial and operational systems have adequately addressed any year 2000 issues. Most hardware systems have been assessed and plans are being developed to address systems modification requirements. The financial impact of making any required systems changes is not expected to be material to the Company's consolidated financial position, liquidity or results of operations. Any risks the Company faces are expected to be external to ongoing operations. The Company has numerous alternative vendors for critical supplies, materials and components and thus current vendors and subcontractors who have not adequately prepared for the year 2000 can be substituted in favor of those that have prepared. (See Note 4 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.)

                           Part II - Other Information

Item 1.    Legal Proceedings

In October 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District County, Eastern District of Louisiana, Case No. 98-2914) against OBS alleging breach of contract in connection with one of the Company's projects. The suit seeks reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits in the aggregate amount of $748,000. The parties have agreed to mediation in a continuing effort to settle the matter; however, no agreement has been reached. Management believes, based on current information, that any settlement would not have a material impact on the Company.

On December 17, 1998, Western filed suit against OBS, a subsidiary of the Company, in the Third Judicial District for Shawnee County, Kansas (Case No. 98CV1628 Division 6). Western alleged that OBS breached its contract by failing to pay Western for services performed. On that same date, Westar Capital, an affiliate of Western, filed suit against the Company in the United States District Court for the District of Kansas (Civil Action No. 98-2579-KHV). In its complaint, Westar Capital sought declaratory judgment that it was not obligated to purchase $1,000,000 of the Company's Series C Convertible Preferred Stock because the Company breached its obligations under a stock Subscription Agreement entered into between Westar Capital and the Company. On February 12, 1999, the Company, OBS, Western, and Westar Energy settled their litigation. Under the terms of the settlement agreement, Westar Capital agreed to purchase $1,000,000 of the Company's Series C Convertible Preferred Stock, and OBS agreed to pay Western $663,025 for services performed. Further, under the terms of the settlement agreement, the Company agreed to repay a loan in the amount of $290,000, plus interest, to Westar Energy, Inc., an affiliate of Westar Capital and Western, by March 17, 1999. The loan was used by the Company to purchase certain assets of Mid-States Armature Works, Inc. As a result of the settlement, the two lawsuits were dismissed with prejudice.

Item 2.    Changes in Securities - Not Applicable

Item 3.    Defaults upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           Exhibit 27        Financial Data Schedules

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ONSITE ENERGY CORPORATION



Date:   February 16, 1999          By:  \s\ Richard T. Sperberg
                                        -----------------------------
                                        Richard T. Sperberg
                                        Chief Executive Officer


                                   By:  \s\ J. Bradford Hanson
                                        -----------------------------
                                        J. Bradford Hanson
                                        Chief Financial Officer and
                                        Principal Accounting Officer