Form 10QSB
period 1999-03-31
ONSITE ENERGY CORP
filed 1999-05-14
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB


(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  For the transition period from _________ to ________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days       Yes X     No ___

The number of Class A common stock, $0.001 par value, outstanding as of May 10, 1999 is 18,584,663.

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 1999
                                   (Unaudited)


                                     ASSETS

Current Assets:
    Cash                                                           $    578,741
    Accounts receivable, net of allowance for doubtful
      accounts of $13,000                                             6,554,083
    Inventory                                                           189,018
    Capitalized Project Costs                                            65,498
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                        2,230,237
    Other current assets                                                220,469
                                                                   ------------
           TOTAL CURRENT ASSETS                                       9,838,046

    Cash-restricted                                                     133,695
    Property and equipment, net of accumulated
      depreciation and amortization                                   1,584,597
    Excess of purchase price over net assets
      acquired, net of amortization of $391,000                       3,186,925
    Other assets                                                         65,936
                                                                   ------------
           TOTAL ASSETS                                            $ 14,809,199
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable - related parties                                $    290,063
    Notes payable                                                     1,811,282
    Accounts payable                                                  8,581,371
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                               2,631,395
    Accrued expenses and other liabilities                              982,187
                                                                   ------------
          TOTAL CURRENT LIABILITIES                                  14,296,298

Long-Term Liabilities:
    Accrued future operation and maintenance costs
      associated with energy services agreements                        465,359
                                                                   ------------
          TOTAL LIABILITIES                                          14,761,657
                                                                   ------------
Commitments and contingencies

Shareholders' Equity:
    Preferred Stock, Series C, 842,500 shares authorized,
      633,674 issued and outstanding (Aggregate $2,066,400
      liquidation preference)                                               633
    Preferred Stock, Series D, 157,500 shares authorized,
      issued and outstanding and held in escrow                               -
    Common Stock, $.001 par value, 24,000,000 shares authorized:
      Class A common stock, 23,999,000 shares authorized,
        18,551,621 issued and outstanding                                18,552
      Class B common stock, 1,000 shares authorized,
        none issued and outstanding                                           -
    Additional paid-in capital                                       25,485,866
    Notes receivable - stockholders                                  (3,172,611)
    Accumulated deficit                                             (22,284,898)
                                                                   ------------
         TOTAL SHAREHOLDERS' EQUITY                                      47,542
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 14,809,199
                                                                   ============


The accompanying notes are an integral part of the financial statements

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)




                                                Three Months Ended March 31,                   Nine Months Ended March 31,
                                                1999                  1998                    1999                  1998
                                          --------------        --------------          --------------        --------------

Revenues                                  $   12,632,384        $    3,452,652          $   31,271,427        $    8,994,035

Cost of sales                                  9,299,313             2,677,705              24,949,680             6,819,570
                                          --------------        --------------          --------------        --------------
   Gross margin                                3,333,071               774,947               6,321,747             2,174,465

Selling, general, and
   administrative expenses                     2,691,633             1,033,769               8,139,931             2,475,031

Depreciation and amortization expense            258,421               151,497                 814,044               415,421
                                          --------------        --------------          --------------        --------------
   Operating income/(loss)                       383,017              (410,319)             (2,632,228)             (715,987)
                                          --------------        --------------          --------------        --------------
Other income/(expense):
   Interest expense                              (38,571)               (5,762)               (206,882)              (14,350)
   Interest income                                30,341                 9,392                  96,390                22,766
   Other expense                                       -               (47,641)                      -               (53,200)
                                          --------------        --------------          --------------        --------------
     Total other expense                          (8,230)              (44,011)               (110,492)              (44,784)
                                          --------------        --------------          --------------        --------------
Net income/(loss)                         $      374,787        $     (454,330)         $   (2,742,720)       $     (760,771)
                                          ==============        ==============          ==============        ==============
Earnings/(Loss) per common share:
   Basic                                  $         0.02        $        (0.03)         $        (0.16)       $        (0.06)
                                          ==============        ==============          ==============        ==============
   Diluted                                $         0.02                     *                       *                     *
                                          ==============        ==============          ==============        ==============
Shares used in per common share
  calculation:
   Basic                                      18,537,128            14,714,361              18,433,065            13,061,167
                                          ==============        ==============          ==============        ==============
   Diluted                                    22,567,490                     *                       *                     *
                                          ==============        ==============          ==============        ==============



 *Not applicable as effect would be anti-dilutive


The accompanying notes are an integral part of the financial statements

                           Onsite Energy Corporation
                  Condensed Consolidated Statement of Cash Flows




                                                                        Nine Months Ended
                                                                             March 31,
                                                                       1999             1998
                                                                  -------------    -------------

Cash flows from operating activities:

Net loss                                                          $  (2,742,720)   $    (760,771)

Adjustments to reconcile net loss to net cash
   used in operating activities:
   Amortization of goodwill                                             376,793          266,667
   Amortization of acquired contract costs                              131,720          101,048
   Provision for bad debts                                               90,000                -
   Depreciation                                                         437,251          148,754
Change in operating assets and liabilities:
   Accounts receivable                                               (3,125,213)      (3,213,391)
   Billings related to costs and estimated earnings
     on uncompleted contracts                                        (1,542,681)         800,611
   Inventory                                                            (10,803)        (110,273)
   Other assets                                                         244,402         (804,143)
   Cash-restricted                                                       24,141           41,252
   Accounts payable                                                   5,201,100        1,958,506
   Accrued expenses and other liabilities                              (503,806)               -
                                                                  -------------    -------------
   Net cash used in operating activities                             (1,419,816)      (1,571,740)
                                                                  -------------    -------------
Cash flows from investing activities:
   Purchases of property and equipment                                  (63,670)        (327,597)
   Loans to stockholders                                             (1,837,394)               -
                                                                  -------------    -------------
   Net cash used in investing activities                             (1,901,064)        (327,597)
                                                                  -------------    -------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                               23,479           20,157
   Proceeds from issuance of stock                                    2,000,000        1,947,287
   Repayment of notes payable-related party                            (178,266)         (83,104)
   Payments on borrowings, net                                          (38,598)               -
                                                                  -------------    -------------
   Net cash provided by financing activities                          1,806,615        1,884,340
                                                                  -------------    -------------
Net increase (decrease) in cash                                      (1,514,265)         (14,997)

Cash, beginning of year                                               2,093,006          526,894
                                                                  -------------    -------------
Cash, end of period                                               $     578,741    $     511,897
                                                                  =============    =============


The accompanying notes are an integral part of the financial statements

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation dba ONSITE SYCOM Energy Corporation (the "Company") as of and for the year ended June 30, 1998. In the opinion of management, the accompanying unaudited financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

        NOTE 2: The consolidated balance sheet as of March 31, 1999, and the consolidated statements of operations and cash flows for the three and nine months ended March 31, 1999 and 1998, represent the financial position and results of operations of the Company.

        NOTE 3: Earnings per share calculations for the three and nine month periods ended March 31, 1998 and March 31, 1999 are as follows:

                                                                Three Months                           Nine Months
                                                               Ended March 31,                       Ended March 31,
                                                          1999               1998                1999              1998
                                                     -------------      -------------       -------------     -------------
             BASIC

 Net income/(loss)                                   $     374,787      $    (454,330)      $  (2,742,720)    $    (760,771)
 Less:  Preferred stock dividends                          (51,596)           (24,375)           (127,339)          (24,375)
                                                     -------------      -------------       -------------     -------------
 Net income/(loss) allocated to common
    shareholders                                     $     323,191      $    (478,705)      $  (2,870,059)    $    (785,146)
                                                     =============      =============       =============     =============
 Weighted average number of common shares               18,537,128         14,714,361          18,433,065        13,061,167
                                                     =============      =============       =============     =============
 Basic earnings/(loss) per common share              $        0.02      $       (0.03)      $       (0.16)    $       (0.06)
                                                     =============      =============       =============     =============
             DILUTED

Net income available to common shareholders          $     323,191      $           *       $           *     $           *
Preferred stock dividends                                   51,596                  *                   *                 *
                                                     -------------      -------------       -------------     -------------
Net income available to common shareholders
   plus assumed conversion                           $     374,787      $           *       $           *     $           *
                                                     =============      =============       =============     =============
Weighted average number of common shares                18,537,128                  *                   *                 *

Common stock equivalent shares representing
   assumed conversion of Preferred Stock Series C        2,645,872                  *                   *                 *

Common stock equivalent shares representing
   shares issuable upon exercise of stock options        1,006,866                  *                   *                 *

Common stock equivalent shares representing
   shares issuable upon exercise of warrants               377,624                  *                   *                 *
                                                     -------------      -------------       -------------     -------------
Weighted average number of shares used in
   calculation of diluted earnings per common share     22,567,490                  *                   *                 *
                                                     =============      =============       =============     =============
Diluted earnings per common share                    $         .02                  *                   *                 *
                                                     =============      =============       =============     =============


 *Not applicable as effect would be anti-dilutive


        NOTE 4: Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the state's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10KSB for the fiscal year ended June 30, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

The Company, which is the largest U.S. independent accredited energy efficiency services company (ESCO), develops, designs, constructs, finances and operates comprehensive energy services projects and assists customers in reducing the cost of purchased electricity and fuel. The Company also offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc. at the time of acquisition and then recently renamed Onsite Energy Services, Inc. in April, 1999 ("OES"). OES provides high voltage electrical construction and engineering services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc. through a newly-formed subsidiary, Onsite/Mid-States, Inc. ("OMS"). OMS provides specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma.

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

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC, through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SO Corporation is also an ESCO with customers primarily in the Mid-Atlantic region of the United States.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly owned subsidiaries.

Results of Operations

Nine  Months  Ended  March  31, 1999 Compared to the Nine Months Ended March 31,
1998

Revenues for the nine months ended March 31, 1999 were $31,271,427 compared to $8,994,035 for the nine months ended March 31, 1998, an increase of $22,277,392, or 247.7 percent. The increase in revenues was primarily due to the inclusion of revenues from the newly acquired subsidiaries, SO Corporation and LTS. After the elimination of the subsidiaries not included in the previous year, revenues for the nine month period ended March 31, 1999 were $14,372,781 compared to $8,994,035 for the nine months ended March 31, 1998. The increase of $5,378,746, or 59.8 percent is due to the addition of and further completion on several long term energy turn-key design and construction projects for the Company. Revenue recognition for these projects increased by approximately $3,700,000, or 69.3 percent in the nine months ended March 31, 1999 over the nine months ended March 31, 1998.

Cost of sales for the nine month period ended March 31, 1999 was $24,949,680, compared to $6,819,570 for the nine month period ended March 31, 1998, an increase of $18,130,110, or 265.9 percent. After elimination of the subsidiaries not included in the previous year, cost of sales for the nine month period ended March 31, 1999 were $11,942,181 compared to $6,819,570 for the same period in 1998, an increase of $5,122,611, or 75.1 percent. The increase is largely attributed to the increase in project costs for the long term projects mentioned above for Onsite and OES.

Gross margin for the nine months ended March 31, 1999 was $6,321,747, or 20.2 percent of revenues, compared to $2,174,465 or 24.2 percent of revenues, for the nine months ended March 31, 1998. After elimination of gross margin from the subsidiaries not included in the previous period, gross margin for the nine months ended March 31, 1999 were $2,430,600, or 16.9 percent of revenues, compared to $2,174,465, or 24.2 percent of revenues for the nine months ended March 31, 1998. The Company typically engages in several different types of business with substantially different margin results. The project types are as follows: turn-key design and energy construction projects that produce a typical margin in the 20 to 35 percent range; fee based projects, where the subcontractors are hired by the customer and, as such, the costs and related revenues do not flow through the Company and the margin can range anywhere from 30 to 80 percent; consulting contracts where the typical margins are approximately 50 percent; and lighting installation projects, through LTS, where the margins typically are lower, usually in the range of 10 to 20 percent. As a result of the mix in margins, the gross margin for any given period can fluctuate significantly and not necessarily be indicative of a trend. The decrease in gross margin as a percentage of sales was primarily attributable to lower than normal gross margins on several long term turn-key energy construction contracts under implementation in the nine month period ended March 31, 1999.

Selling, General and Administrative ("SG&A") expenses were $8,953,975 for the nine month period ended March 31, 1999, compared to $2,890,452 for the nine months ended March 31, 1998. The increase of $6,063,523 is primarily attributable to the addition of the subsidiaries mentioned previously. After elimination of the SG&A expenses attributable to these subsidiaries, the SG&A expense for the nine months ended March 31, 1999 were $4,009,423 compared to $2,873,777, an increase of $1,135,646, or 39.5 percent. The increase is mainly due to an increase in legal and accounting fees. The rise of legal and accounting fees in the quarter ended March 31, 1999 is attributable to the due diligence work for the new subsidiaries and a legal matter (settled in February
1999) with Westar Capital, Inc. and its related entities.

Net other expense was $110,492 for the nine months ended March 31, 1999 compared to $44,784 in net other expense for the nine months ended March 31, 1998. The increase is largely due to additional interest expense from the newly acquired subsidiaries and their existing interest bearing debts partially offset by an increase in interest income from SO Corporation. After elimination of the subsidiaries not included in the previous year, net other income was $97,966 for the period ended March 31, 1999 compared to net other expense of $44,784 for the period ended March 31, 1998, an increase of $142,750, or 318.8 percent. The main reason for the increase is the growth of interest income, offset by a smaller increase of interest expense.

Net loss for the nine month period ended March 31, 1999 was $2,742,720, or $0.16 loss per basic common share, compared to a net loss of $760,771, or $0.06 loss per basic common share for the nine month period ended March 31, 1998. After elimination of the newly acquired subsidiaries not in the previous period, the net loss for the nine month period ended March 31, 1999 was $1,486,419, compared to $760,771 for the nine month period ended March 31, 1998, an increase in the loss of 95.4 percent.

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Revenues for the three month period ended March 31, 1999 were $12,632,384 compared to $3,452,652 for the three months ended March 31, 1998, an increase of $9,179,732, or 265.9 percent. The increase is primarily due to the additional revenues of the newly acquired subsidiaries. After elimination of revenues from the acquired subsidiaries not included in the previous period, revenues for the three month period ended March 31, 1999 were $5,197,652 compared to $3,452,652 for the three month period ended March 31, 1998, an increase of $1,745,000, or
50.5 percent. Consulting income for the Company increased by 44.6 percent, which was mainly attributable to the addition of a new service provided by the Company. The other share of the increase in consulting income was due to new contracts from government sponsored projects. Another area of revenue growth for the Company occurred in the long term energy turn-key design and construction projects for the Company. Revenue recognition for these projects increased by
117.3 percent from the quarter ended March 31, 1999 over the quarter ended March 31, 1998.

Cost of sales for the three month period ended March 31, 1999 was $9,299,313, compared to $2,677,705 for the same period ended March 31, 1998, an increase of $6,621,608, or 247.3 percent. After elimination of the subsidiaries not included in the previous year, cost of sales for the quarter ended March 31, 1999 was $4,519,036, compared to $2,677,705 for the comparable period in the previous year, an increase of $1,841,331, or 68.8 percent. This increase is primarily related to the increase in the revenue recognized for the long term projects mentioned above.

Gross margin was $3,333,071, or 26.4 percent of revenues for the three month period ended March 31, 1999, compared to $774,947, or 22.4 percent of revenues for the three month period ended March 31, 1998. After the elimination of the activity from the newly acquired subsidiaries, the gross margin for the three month period ended March 31, 1999 was $678,616, or 13.1 percent of revenues compared to $774,947, or 22.4 percent of revenues for the same period ended March 31, 1998. The main reason for the decline in gross margin is a decrease in margin on one large long term project for the Company for the quarter ended March 31, 1999.

SG&A expenses were $2,950,054 for the three months ended March 31, 1999, compared to $1,185,266 for the three months ended March 31, 1998. The increase of $1,764,788, or 148.9 percent, was largely attributable to the additional SG&A expenses acquired with the new subsidiaries, as well as increased SG&A expense associated with a new office in Northern California. After the elimination of the activity from the newly acquired subsidiaries, SG&A expense for the three month period ended March 31, 1999 was $1,218,462 compared to $1,180,828 for the same period in fiscal year 1998, an increase of $37,634, or 3.2 percent, which is primarily associated with the new Northern California office.

Net other expense was $8,230 for the three month period ended March 31, 1999, compared to $44,011 in net other expense for the three month period ended March 31, 1998, a decrease of $35,781, or 81.3 percent in net other expense. The reason for this decline is the write off of $47,641 of uncollectible accounts receivable in the quarter ended March 31, 1998. After elimination of the contributions from subsidiaries acquired in the fourth quarter of fiscal year end June 30, 1998, net other income was $47,644 for the quarter ended March 31, 1999, compared to net other expense of $44,011 for the comparable period in 1998. The net increase of $91,655, or 208.3 percent is primarily due to the increase of interest income. The interest income is related to interest accrued for loans to LTS and SO Corporation and related parties.

Net income for the three months ended March 31, 1999 was $374,787, or $0.02 earnings per basic common share, compared to a net loss of $454,330, or $0.03 loss per basic common share for the three month period ended March 31, 1998. After the elimination of newly acquired subsidiaries, the net loss for the quarter ended March 31, 1999 was $497,763 compared to $454,330 for the same period in 1998, an increase of $43,433, or 9.6 percent.

Liquidity and Capital Resources

Cash flows used in operating activities during the nine months ended March 31, 1999 were $1,419,816 compared to cash flows used in operating activities of $1,571,740 for the same period in 1998, a decrease of $151,924 or 9.7 percent. This decrease was mainly attributable to the decline in prepaid expenses and billings in excess of revenue. The Company has a working capital deficit of $4,458,252 as of March 31, 1999, compared to a deficit of $2,693,367 as of June 30, 1998.

Cash flows used in investing activities were $1,901,064 during the nine months ended March 31, 1999, compared to $327,597 during the same period in 1998. The increase of $1,573,467, or 480.3 percent, is mainly attributable to the acquisitions of loans to stockholders in the newly acquired subsidiaries.

Cash flows provided by financing activities were $1,806,615 during the nine months ended March 31, 1999, compared to cash flows provided by financing activities of $1,884,340 for the comparable period last year, a decrease of $77,725, or 4.1 percent.

The Company has shown significant net losses for the year ended June 30, 1998 as well as the nine months ended March 31, 1999. Management believes that it will be able to generate additional revenues and achieve operating efficiencies through sales generated through its recent acquisitions as well as by other means to ultimately achieve profitable operations. The Company has entered into several significant contracts that have begun contributing revenues in the third fiscal quarter of the current year, and will continue over the next several quarters. In addition, the Company anticipates the signing of several more significant contracts that should begin to contribute to future fiscal quarters as well. Management believes that all of the above actions will allow the Company to continue as a going concern. Cash requirements beyond the next 12 months depend upon the Company's profitability, its ability to manage working capital requirements and its rate of growth. (See Note 3 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.)

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

                                        ONSITE ENERGY CORPORATION



Date:   May 14, 1999                    By:  \s\ Richard T. Sperberg
                                             --------------------------------
                                             Richard T. Sperberg
                                             Chief Executive Officer


                                        By:  \s\ J. Bradford Hanson
                                             --------------------------------
                                             J. Bradford Hanson
                                             Chief Financial Officer and
                                             Principal Accounting Officer