Form 10KSB/A
period 1998-06-30
ONSITE ENERGY CORP
filed 1999-06-04
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

PART I

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

        Possible Need for Additional Working Capital and Potential Dilution to Existing Shareholders. In the event the Company is unable to generate positive cash flow from operations or its contracts are delayed, the Company may need to secure additional financing to further develop and provide working capital for its business. In addition, the expanding market for energy services may require the need for additional capital to finance the Company's growth. Any additional financing may have a dilution effect on the existing shareholders of the Company.

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

No revenues are recorded for the SCE Agreements but rather are attributed to individual projects that benefitted from payments pursuant to the SCE Agreements, which earned approximately $1,200,000 and $4,000,000 for the fiscal years ended June 30, 1998, and 1997, respectively.

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

        Gross  Margin.  Gross margin for the fiscal year ended June 30, 1998 was
18.01 percent compared to 30 percent in fiscal year 1997. After elimination of revenues and cost of sales attributable to newly acquired subsidiaries and the divestiture of TCC, gross margin was 13.60 percent and 28.51 percent for fiscal year end 1998 and 1997 respectively. The Company typically engages in several different types of business with substantially very different margin results. The project types are as follows: general construction projects that produce a typical margin in the 20 to 35 percent range; fee based projects, where the subcontractors are hired by the customer and, as such, the costs and related revenues do not flow through the Company and the margin can range anywhere from 30 to 80 percent; consulting contracts where the typical margins are approximately 50 percent; and lighting projects, through LTS, where the margins typically are much lower, usually in the range of 10 to 20 percent. As a result of the mix in margins, the gross margin for any given period can fluctuate significantly and not necessarily be indicative of a trend. The decrease in gross margin as a percentage of sales was primarily attributable to lower than normal gross margins on long term contracts under implementation in the fiscal year 1998, one of which was unusually large and had lower than normal margins. The unburdened budgeted gross margin percentage on these long term construction projects was approximately 12.28 percent. Fully burdened gross margin on these contracts was 9.61 percent for fiscal year 1998. Revenues under these contracts represented 62.37 percent of total revenues.

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

OBS has two contracts with Western Resources whereby OBS constructed and maintains equipment for supplying demineralized water for boiler makeup water at Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OBS is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OBS is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident. There have been no damage occurrences since the inception of both contracts. The occurrence of an incident, or multiple incidents, although considered remote, could have a material adverse impact on the financial condition and the results of operations of the Company. The loss of either of the two contracts would not have a material adverse effect on the financial condition or the results of operations of the Company.

As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended June 30, 1998 and 1997, and has an accumulated deficit of $19,414,842 as of June 30, 1998. During the year ended June 30, 1998, the Company took steps to mitigate the losses and enhance its future viability. These steps included the elimination of 10 positions through lay-offs and the elimination of 6 positions through attrition. In addition, the Company is in the process of consolidating office space and subletting some of its leased space. Further, the Company, through the acquisition of several other companies in a similar industry, expects to gain economies of scale through the use of a consolidated management team and the cross promotion of expertise of the different entities. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. In addition, subsequent to year end, the Company had exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 200,000 shares of Series C Stock for $1,000,000 (see Note 20). The Company may require Westar Capital to purchase an additional 200,000 shares of Series C Stock for $1,000,000. Management believes that all of the above actions will allow the Company to continue as a going concern. Cash requirements for periods beyond the next 12 months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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


                  [Remainder of page intentionally left blank]

Executive Officers. The following table sets forth certain information with respect to the current executive officers of the Company.


                            Positions with the                      Office Held
     Name                        Company                   Age         Since
----------------------    -------------------------       ----     ------------

Charles C. McGettigan      Chairman of the Board           53         1994

Richard T. Sperberg        Chief Executive Officer         47         1982 (1)
                           and Interim Chief
                           Financial Officer

S. Lynn Sutcliffe          President                       55         1998

Frank J. Mazanec           Senior Vice President           50         1992 (1)

Keith G. Davidson          Senior Vice President           48         1994

Richard L. Wright          Senior Vice President           55         1998

Dominick Aiello            Vice President                  39         1998

Roger Dower                Vice President                  48         1998

Glenn O. Steiger           Vice President                  50         1998

Audrey Nelson Stubenberg   Secretary/General Counsel       35         1998

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that such filings were not required, the Company believes that since July 1, 1997, through the end of its most recent fiscal year, all Section 16(a) filing requirements applicable to its directors, officers and stockholders of more than 10 percent of the Company's Class A Common Stock were complied with except as follows: (i) one report (Form 4) covering one transaction inadvertently were filed late by Mr. Holt; and (ii) two reports (Form 4 and Form 5) covering two transactions inadvertently were filed late by Mr. Clark. Additionally, the Company has not received copies of a Form 5 from two former officers of the Company.

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


                                             SUMMARY COMPENSATION TABLE





                                                                   Long Term Compensation
                                                                   ----------------------


                                      Annual Compensation                 Awards          Payouts
                                      --------------------                -------         --------
                                                                   Restricted
                                                                   Stock     Securities             All Other
Name and                                             Other Annual  Award(s)  Underlying   LTIP      Compensation
Principal Position      Fiscal Salary       Bonus    Compensation  ($)       Options      Payouts    ($)
                        Year   ($)          ($)       ($)                     (#)          ($)
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------


Richard T. Sperberg     1998   $149,125(2)  $32,500   $17,889 (3)     -0-     126,954 (5)    -0-     $ -0-
CEO and President       1997   $136,000     $  -0-    $15,781 (3)     -0-     318,616 (6)    -0-     $ -0-
                        1996   $130,000     $13,473   $15,953 (3)     -0-     375,205 (7)    -0-     $ -0-
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

William M. Gary III(1)  1998   $132,660(2)  $  -0-      $12,371 (3)     -0-      25,000 (8)    -0-     $43,776 (17)
EVP and Secretary       1997   $120,000     $  -0-     $ 7,953 (3)    -0-        -0- (9)    -0-     $ -0-
                        1996   $115,000     $ 4,504    $12,945 (3)    -0-     30,691 (10)   -0-     $ -0-
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

Frank J. Mazanec        1998   $137,154(2)  $22,083    $10,923 (3)(4) -0-      75,000 (11)   -0-     $ -0-
Senior Vice             1997   $127,000     $  -0-     $64,471 (3)(4) -0-     272,352 (12)   -0-     $ -0-
President               1996   $120,000     $ 8,815    $49,663 (3)(4) -0-      72,904 (13)   -0-     $ -0-
----------------------- ------ ------------ -------- ------------- --------- ------------ --------- ------------

Keith G. Davidson       1998   $121,342(2)  $23,333    $ 7,702 (3)(4) -0-     140,000 (14)   -0-     $ -0-
Senior Vice             1997   $102,000     $  -0-     $20,838 (3)(4) -0-     119,118 (15)   -0-     $ -0-
President               1996   $105,000     $ 1,426    $43,860 (3)(4) -0-     137,597 (16)   -0-     $ -0-
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





                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                     -------------------------------------


                        Number of     Percentage of
                        Securities    Total
                        Underlying    Options/SARs                  Market
                        Options/SARs  Granted to      Exercise or   Price on
                        Granted       Employees       Base Price    Date          Expiration
Name                    (#)           In Fiscal Year  ($/Share)     of Grant      Date
----------------------- ------------ ---------------  -----------  ----------    -----------



Richard T. Sperberg       126,954         12.35       $0.704        $0.64         4/1/03
----------------------- ------------- --------------- ------------- ------------- -------------

William M. Gary II         25,000          2.43       $0.5625       $0.5625       1/1/03
----------------------- ------------- --------------- ------------- ------------- -------------

Frank J. Mazanec           75,000          7.29       $0.64         $0.64         4/1/08
----------------------- ------------- --------------- ------------- ------------- -------------

 Keith G. Davidson        100,000          9.72       $0.64         $0.64         4/1/08
                           40,000          3.89       $0.53         $0.53         10/27/07
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

Westar Transaction. In February 1998, OMS acquired the operating assets of Mid-States Armature in exchange for $290,000 cash. In connection with this transaction, the Company executed an agreement with Westar Energy, a sister corporation of Westar Capital and wholly-owned subsidiary of Western Resources, pursuant to which Westar Energy agreed to loan to the Company an amount equal to the amount paid by the Company for the operating assets. In April 1998, this loan was made by Westar Energy to the Company. The loan must be repaid by the first anniversary of the closing of the asset acquisition, and bears interest at the rate of 12 percent per annum. At the option of Westar Energy the loan may be repaid in cash or shares of Class A Common Stock of the Company calculated at the average closing price of such stock over a 20 consecutive trading day period prior to the repayment date (provided, however, that such price shall not be less than $1.00 per share or greater than $2.00 per share). Ms. Sharpe, a former director of the Company, is the former President of Westar Energy and Westar Capital, which is a shareholder of the Company, and Mr. Wages, a former director of the Company, is the Director of Corporate Strategy of Western Resources, the parent company of Westar Capital and Westar Energy, and the Chairman of the Board and President of Westar Capital and Westar Energy.

Guaranty of Bonds. In connection with the Company's acquisition of OBS, the Company entered into a Transition Agreement pursuant to which Westar Energy agreed, for a period of one year after the closing of the OBS acquisition, to maintain an indemnity agreement with Westar Capital at a level sufficient to provide credit support to OBS for bid and performance bonds required to be posted in connection with OBS's business. OBS pays all actual and out-of-pocket fees and costs associated with these bonds. OBS (individually or with the Company) currently has bonds in the aggregate amount of approximately $8,882,760 outstanding on projects that are in various stages of completion and for which Westar Energy and/or Westar Capital have provided the requisite credit support. Ms. Sharpe, a former director of the Company, is the former President of Westar Energy and Westar Capital, which is a shareholder of the Company, and Mr. Wages, a former director of the Company, is the Director of Corporate Strategy of Western Resources, the parent company of Westar Capital and Westar Energy, and the Chairman of the Board and President of Westar Capital and Westar Energy.

Outstanding Obligations. Under agreements with Western Resources, OBS maintains equipment for supplying demineralized water for boiler makeup water that OBS installed at Western Resources' Lawrence Energy Center and Tecumseh Energy Center. As of the fiscal year ended June 30, 1998, OBS had outstanding accounts receivable from Western Resources in the amount of $69,924. Additionally, in accordance with the terms and conditions of the Transaction Agreement, Western Resources performs certain subcontracting services for OBS. As of the fiscal year ended June 30, 1998, OBS had outstanding accounts payable with Western Resources in the amount of $369,961, and accrued liabilities with Western
Resources in the amount of $254,409. Ms. Sharpe, a former director of the Company, is the former President of Westar Energy and Westar Capital, which is a shareholder of the Company, and Mr. Wages, a former director of the Company, is the Director of Corporate Strategy of Western Resources, the parent company of Westar Capital and Westar Energy, and the Chairman of the Board and President of Westar Capital and Westar Energy.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: June 4, 1999               By: RICHARD T. SPERBERG
                                   -------------------------------------
                                   Chief Executive Officer (Principal Executive
                                   Officer), Interim Chief Financial Officer
                                   (Principal Financial and Accounting Officer), Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ONSITE ENERGY CORPORATION


Date: June 4, 1999           By:   /s/ CHARLES C. MCGETTIGAN
                                   --------------------------------------------
                                   Charles C. McGettigan
                                   Chairman of the Board and
                                   Outside Director


Date: June 4, 1999          By:    /s/RICHARD T. SPERBERG
                                   --------------------------------------------
                                   Richard T. Sperberg
                                   Chief Executive Officer, Interim Chief
                                   Financial Officer and Director


Date: June 4, 1999          By:    /s/ S. LYNN SUTCLIFFE
                                   --------------------------------------------
                                   S. Lynn Sutcliffe
                                   President and Director


Date: June 4, 1999          By:    /s/ TIMOTHY G. CLARK
                                   --------------------------------------------
                                   Timothy G. Clark
                                   Outside Director


Date: June 4, 1999          By:   /s/ H. TATE HOLT
                                  ---------------------------------------------
                                   H. Tate Holt
                                   Outside Director


Date: June 4, 1999          By:   /s/ LEROY P. WAGES
                                  ---------------------------------------------
                                   Leroy P. Wages
                                   Outside Director


Date: June 4, 1999          By:   /s/ WILLIAM M. GARY, III
                                  ---------------------------------------------
                                   William M. Gary, III
                                   Former Executive Vice President, Former
                                   Secretary and Director


Date: June 4, 1999         By:    /s/ RICHARD L. WRIGHT
                                  ---------------------------------------------
                                   Richard L. Wright
                                   Senior Vice President and Director

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
                                  ===============================================================================



The accompanying notes are an integral part of these financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                     the Years Ended June 30, 1998 and 1997



                                                                     1998             1997
                                                                ---------------  ----------------


Cash flows from operating activities:

Net loss                                                        $ (2,218,482)     $ (1,388,598)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Amortization of goodwill                                          280,927           400,000
   Amortization of acquired contract costs                                 -           399,032
   Additions (reductions) to reserve for future operation
     and maintenance costs                                            43,927           (45,925)
   Provision for bad debts                                            30,192            37,093
   Depreciation                                                      258,572           187,077
   Compensation recognized upon issuance of stock warrants            18,980                 -
   Loss on disposition of partnership interests                            -           425,240
   Gain on sale of assets                                                  -           (17,686)
Change in operating assets and liabilities:
   Accounts receivable                                              (781,792)          747,923
   (Increase) decrease in costs and estimated earnings
      in excess of billings on uncompleted contracts                (225,324)        2,051,592
   Inventory                                                          (5,758)                -
   Other assets                                                     (435,120)          260,322
   Cash-restricted                                                   115,331           (50,467)
   Accounts payable                                                1,351,806        (1,464,594)
   Increase (decrease) in billings in excess of costs
     and estimated earnings on uncompleted contracts               1,739,390        (1,130,080)
   Accrued expenses and other liabilities                            641,631          (344,632)
   Deferred income                                                         -           (25,000)
                                                                ------------      ------------

      Net cash provided by operating activities                      814,280            41,297
                                                                ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                              (119,075)           (4,473)
   Proceeds from sale of assets                                            -           540,081
   Loan to Shareholders                                               (7,911)                -
   Acquisition of businesses, net of cash acquired                (1,203,805)                -
                                                                ------------      ------------

      Net cash provided by (used in) investing activities         (1,330,791)          535,608
                                                                ------------      ------------

Cash flows from financing activities:
   Proceeds from notes payable - related party                       290,000                 -
   Proceeds from issuance of common stock                            953,542                 -
   Proceeds from issuance of preferred stock                       1,000,000                 -
   Proceeds from exercise of stock options                            87,163            45,090
   Repayment of notes payable - related party                        (46,804)       (1,071,571)
   Repayment of long-term debt                                      (201,278)                -
                                                                ------------      ------------

      Net cash provided by (used in) in financing activities       2,082,623        (1,026,481)
                                                                ------------      ------------

Net increase (decrease) in cash                                    1,566,112          (449,576)

Cash, beginning of year                                              526,894           976,470
                                                                ------------      ------------
Cash, end of year                                               $  2,093,006      $    526,894
                                                                ============      ============

Supplemental disclosures of non-cash transactions:

   Payment of Series A and B Preferred Stock dividends
     with common stock                                          $          -      $        347
                                                                ============      ============
   Payment of Series C Preferred Stock dividends
     with Series C Preferred Stock                              $     49,147      $          -
                                                                ============      ============
   Payment of accrued liabilities with common stock             $     17,449      $     67,035
                                                                ============      ============
   Liabilities accrued for acquisition costs                    $    285,594      $          -
                                                                ============      ============
   Conversion of preferred stock to common stock                $         -       $      4,176
                                                                ============      ============
   Fair market value of assets, less liabilities of
     businesses acquired with common stock                      $  4,036,863      $          -
                                                                ============      ============
Supplemental disclosures of cash transactions:
   Interest paid                                                $     33,385      $    159,028
                                                                ============      ============
   Income taxes paid                                            $     36,175      $     41,290
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

Revenues on development and construction of energy efficiency projects are recorded using the percentage of completion method. Under this method, the revenue recognized is that portion of the total contract price that the cost expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. The implementation period for a typical project is approximately 3 to 6 months. The implementation period for larger projects (those in excess of $2 million) can range from 9 to 24 months.

When the total estimated costs to complete a project exceed the total contract amount, thereby indicating a loss, the entire anticipated loss is recognized currently.

In connection with the installation of energy savings measures at a customer site is an ongoing commitment to perform measurement and verification ("M&V") services of actual savings as compared to expected, or estimated savings identified in the engineering, or pre-implementation stages of the contract. Generally, the Company recognizes revenue for the M&V process as the services are rendered.

Revenues for consulting. development, management, marketing and other similar services are recognized as the services are performed.

Operation and Maintenance Agreements

Commencing July 1, 1993, the Company began entering into long term operation and maintenance agreements with some of its customers. These agreements, where they exist, are components of the construction contracts that provide for ongoing service on the installed energy efficiency projects. These agreements are entered into as a condition of the implementation contract and are not a primary service of the Company and are accounted for as a warranty cost on the installed energy efficiency project. In the instances where estimated costs exceed estimated revenue, the Company discounts the estimated future deficit cash flows at an appropriate long-term interest rate and recognizes expense and a related liability in its financial statements. In instances where revenues exceed estimated costs, the revenues are recognized as they become contractually due. As of June 30, 1998, the liability for deferred operations and maintenance costs is $465,359.

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

Earnings Per Common and Common Equivalent Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued a new statement titled "Earnings per Share" ("FASB128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FASB128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Income available to common stockholders was calculated by subtracting $49,147 of preferred stock dividends from net income for the year ended June 30, 1998. There was no amounts allocable to preferred dividends for the year ended June 30, 1997. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options, warrants and preferred stock convertible to an aggregate of 20,827,116 and 3,076,536 for the years ending June 30, 1998 and 1997, respectively were excluded in the earnings per share computation because their effect was anti-dilutive.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of the Company's financial instruments is its demand value which is equal to its carrying value. The fair value of notes payable are based upon borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. As of June 30, 1998, the estimated fair values of notes payable approximate their carrying values.

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


4.  Acquisitions

On October 28, 1997, the Company entered into a Plan and Agreement of Reorganization with Westar Capital to acquire WBS (now OBS). The Company acquired all of WBS's issued and outstanding stock in exchange for 1,700,000 shares of the Company's Class A Common Stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and Westar Capital. On March 31, 1998, the Company issued an additional 800,000 shares of Class A Common Stock pursuant to the plan and agreement. The subsequent stock issuance was valued at the average of the bid and ask stock prices on the date of issuance. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of OBS in the consolidated operations commenced on the acquisition date. The resulting purchase price including acquisition costs was $1,498,716 which resulted in no amounts being allocated to excess of purchase price over assets acquired.

In February 1998, OBS acquired the operating assets of Mid-States for $290,000 through its newly created subsidiary, OMS. The transaction was accounted for as a purchase. and accordingly, the inclusion of the operations of OMS in the consolidated operations commenced on the acquisition date.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Effective June 13, 1998, the Company acquired all of the outstanding common shares of LTS, in exchange for 690,000 shares of the Company's Class A Common Stock plus $500,000. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and LTS. The former LTS shareholders also may receive a one-time earn-out payment in 1999, payable in either cash, or, at the Company's option, the Company's Class A Common Stock. The earn-out payment will be based on LTS' actual pre-tax earnings contribution for a 12 month period ending March 31, 1999. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of LTS in the consolidated operations commenced on the acquisition date. The resulting purchase price including acquisition costs was $995,788 which resulted in $1,445,922 being allocated to excess of purchase price over net assets acquired. The excess of purchase price over net assets acquired will be amortized over a period of 60 months beginning July 1998.


On June 30, 1998, the Company acquired all the assets and specific liabilities of SYCOM Enterprises, LLC through a newly-created subsidiary (SO Corporation) in exchange for 1,750,000 shares of the Company's Class A Common Stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and Sycom. In addition, under a Sale and Noncompetition Agreement SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P., affiliates of Sycom Enterprises, LLC, in exchange for the right to receive 157,500 shares of Series D Convertible Preferred Stock that is convertible into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock (including the shares of the Company's Class A Common Stock into which the Series D Stock is convertible) will be held in escrow and will be released when: (i) the market value of the Company's Class A Common Stock reaches $2.00 per share; (ii) annualized after-tax earnings total $0.15 per share (including the Class A Common Shares into which the Series D Stock is convertible) over four consecutive quarters; and (iii) certain debts of SYCOM Corporation and SYCOM Enterprises, L.P. (including those to the Company and its affiliates) have been satisfied. These share values and earnings thresholds increase by 10 percent per year after December 31, 1999. Pursuant to the terms of a Share Repurchase Agreement, the Company may repurchase the escrowed Series D Stock (including the Company's Class A Common Stock into which the Series D Stock is convertible) for $0.001 per share if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement shall be achieved. The Company also may repurchase the escrowed Series D Stock (and the Company's Class A Common Stock into which the Series D Stock is convertible) during the 30 day period prior to the scheduled release date (that is, June 30, 2006) if any one of the specified conditions for release of the Series D Stock has not been satisfied.Due to the uncertainty of the ultimate issuance of the preferred shares, no value will be attributed to such preferred shares until they are released from escrow.


The Company has agreed to make loans to SYCOM Corporation and SYCOM Enterprises, L.P. from time to time equal to their general and administrative expenses and debt service to third parties with interest at 9.75% per annum. (See Note 11). The Company may require immediate repayment of such loans if certain earnings thresholds are not met. If the Company requires immediate repayment then certain third party debt owing by SYCOM Corporation and/or SYCOM Enterprises, L.P. must be repaid by a like amount. The debt repayment to the


Company can be in the form of cash or a reduction in the number of the escrowed shares of the Series D Stock (or Class A Common Stock into which the Series D Stock can be converted). The debt repayment to the third party lender can be in the form of cash or a distribution of the escrowed shares of the Series D Stock (or Class A Common Stock into which the Series D Stock can be converted). The Company has also agreed to lend up to $1,000,000 to SYCOM Enterprises, LLC, to allow its shareholders to pay anticipated income taxes resulting from the sale. Any amounts loaned will accrue interest at 9.75% per annum and will be secured by the Company's Class A Common Stock issued in the acquisition at the rate of
1.75 common shares per $1.00 loaned.


The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of SO Corporation in the consolidated operations commenced on the acquisition date. The resulting purchase price including acquisition costs was $2,060,439 with $2,132,056 being allocated to excess of purchase price over net assets acquired. In addition, the Company agreed to pay $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock at $1.17 per share, which expire on June 30, 2003, to entities affiliated with a director of the Company as consideration for services rendered in connection with the acquisition. The Company recognized $92,016 related to these warrants which was accounted for as additional purchase price. The excess of purchase price over net assets acquired will be amortized over a period of 120 months beginning July 1998.

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


6.  Costs and Estimated Earnings on Uncompleted Contracts

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
                                                                    ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9.  Notes Payable - related parties

Notes payable - related parties consisted of the following at June 30, 1998:

Note payable to related party, interest at 8.0%,
  due on demand                                                    $   178,329

Note payable due to related party, interest at
  12.0% per annum, due April 1999                                      290,000
                                                                   -----------
                                                                   $   468,329
                                                                   ===========
10. Accrued expenses and other liabilities

    At June 30, 1998, accrued expenses and other liabilities consisted of the following:

Payroll and related payroll taxes                       $    383,910
Accrued Interest                                              68,877
Consideration related to acquisition                         200,000
Accrued job costs                                            798,476
Other accrued liabilities                                    161,917
                                                        ------------

     Total                                              $  1,613,180
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

On June 30, 1998, the Company agreed to pay $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock at $1.17 per share, which expire on June 30, 2003, to entities affiliated with a director as consideration for services rendered in the acquisition of the assets of SYCOM Enterprises, LLC. The Company recognized $92,016 related to these warrants which has been accounted for as additional purchase price.

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

Also included are amounts due from affiliates of SYCOM Enterprises, LLC in the amount of $1,155,190. The loan accrues interest at 9.75% per annum, is due on or before June 30, 2006 and is collateralized by certain assets of an affiliate of SYCOM Enterprises, LLC. Additionally, see Note 4.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


12. Stock Option Plans:

WEM 1990 Non-Statutory Stock Option Plan (formerly WEM Stock Option Plan)

Effective February 15, 1994, the Company adopted the WEM 1990 Non-Statutory Stock Option Plan (the "1990 Plan"). The 1990 Plan provides for the granting of options to directors, officers, employees and consultants to purchase up to 100,000 shares of the Company's Class A Common Stock. The maximum term for grants under the 1990 Plan is 5 years with a maximum vesting period of 3 years. The 1990 Plan is administered by a committee of outside directors appointed by the Board of Directors.

As of June 30, 1998, the status of the 1990 Plan was as follows:

                                  Outstanding    Exercise Price     Exercisable
                                    Options        Per Share          Options
                                  -----------    --------------     -----------

     July 1, 1996                     500            $6.10              500
       Options Granted                500            $0.2956           =====
       Options Canceled              (500)           $6.10
                                   ----------

     June 30, 1997                    500            $0.2956            500
       Options Exercised             (500)           $0.2956           =====
                                   ----------
     June 30, 1998                      0                                 0
                                   ==========                         ======

WEM 1991 Non-Statutory Stock Option Plan

Effective February 15, 1994, Onsite adopted the WEM 1991 Non-Statutory Stock Option Plan (the "1991 Plan"). The 1991 Plan provides for the granting of options to non-employee directors, officers, employees and consultants to purchase up to 160,000 shares of the Company's Class A Common Stock. The maximum term for grants under the 1991 Plan is 10 years with a maximum vesting period of 3 years. The 1991 Plan is administered by a committee of outside directors appointed by the Board of Directors.

As of June 30, 1998, the status of the 1991 Plan was as follows:

                                 Outstanding     Exercise Price      Exercisable
                                   Options          Per Share          Options
                                 -----------     --------------      -----------

     July 1, 1996                  90,000       $5.3125 - $29.70       90,000
        Options canceled           (5,000)           $29.70            ======
                                 ---------
     June 30, 1997 and
        1998                      85,000             $5.3125           85,000
                                 =========                             ======



Non-Plan Options

During fiscal year 1993, WEM issued stock options that were not part of the 1990 Plan or the 1991 Plan (the "Non-Plan Options"). Effective February 15, 1994, the Company adopted the Non-Plan Options, and has provided for the granting of options to various parties to purchase up to 113,000 shares of the Company's Class A Common Stock. The maximum term for Non-Plan Option grants is 5 years with a maximum vesting period of 3 years.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


As of June 30, 1998, the status of the Non-Plan Options was as follows:

                               Outstanding      Exercise Price      Exercisable
                                 Options           Per Share          Options
                               -----------      --------------      -----------

     July 1, 1996                105,000        $5.3125 - $6.10       105,000
       Options Canceled           (1,000)           $5.3125           =======
       Options Granted           104,000            $0.2956
       Options Canceled         (104,000)       $5.3125 - $6.10
                                ----------

     June 30, 1997               104,000             $0.2956          104,000
       Options Exercised        (103,100)            $0.2956          =======
       Options Canceled           (900)              $0.2956
                                ---------

        June 30, 1998                  0                                    0
                                =========                             =======

The Onsite 1993 Stock Option Plan

During fiscal 1994, the Company adopted the Onsite 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan, as amended, provides for the granting of options to directors, officers, employees and consultants to purchase up to 3,300,000 shares of Class A Common Stock and is administered by a committee of outside directors appointed by the Board of Directors. The maximum term for grants under the 1993 Plan is 10 years with a maximum vesting period of 3 years for options granted prior to June 10, 1998. Any grants subsequent to June 10, 1998 have a maximum vesting period of 4 years.

As of June 30, 1998, the status of the 1993 Plan was as follows:

                              Outstanding       Exercise Price     Exercisable
                                Options            Per Share         Options
                              -----------       --------------     -----------

     July 1, 1996              1,807,483        $0.25 - $5.625       1,395,901
       Options granted         1,508,440        $0.25 - $5.3125      =========
       Options canceled         (816,645)       $0.25 - $0.50
       Options exercised         (42,553)       $0.25 - $0.50
                               ----------

     June 30, 1997             2,456,725        $0.24 - $5.3125      1,729,593
       Options granted           880,954        $0.23 - $0.9063      =========
       Options exercised        (206,004)       $0.25 - $0.5000
       Options canceled         (133,417)       $0.25 - $0.2956
                                ----------

     June 30, 1998             2,998,258        $0.23 - $5.3125      1,596,651
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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    A summary of option transactions under the 1993 Plan during the years ended June 30, 1998, and 1997, is as follows:

                                Weighted-Average
               Fixed Options            Shares              Exercise Price
             --------------------- -------------------- -----------------------

               July 1, 1996            1,807,483                $   0.7573
                  Granted              1,508,440                $   0.2909
                  Exercised              (42,553)               $   0.4628
                  Canceled              (816,645)               $   0.4764
                                       ----------

               June 30, 1997           2,456,725                $   0.5789

                  Granted                880,954                $   0.6224
                  Exercised             (206,004)               $   0.2752
                  Canceled              (133,417)               $   0.2797
                                        ---------

               June 30, 1998           2,998,258                $   0.6259
                                       ==========

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

Ongoing Maintenance for Water Treatment Plants

OBS has two contracts with Western Resources whereby OBS constructed and maintains equipment for supplying demineralized water for boiler makeup water at Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OBS is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OBS is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident. There have been no damage occurrences since the inception of both contracts.

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

Guaranteed Savings

The Company is contingently liable to some of its customers pursuant to contractual terms in the event annual guaranteed savings are not achieved by the customer. These guarantees are derived from conservative engineering estimates and are generally guaranteed at a level of less than 100 percent of the total estimated savings. As of June 30, 1998, projects with associated savings guarantees had an aggregate savings of approximately $3.8 million, of which the Company has guaranteed an aggregate of approximately $3.1 million. To date, the Company has not incurred any losses associated with these guarantees and any risk of future losses attributable to these guarantees is considered remote.

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