Form 10KSB
period 1999-06-30
ONSITE ENERGY CORP
filed 1999-10-13
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to ___________

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

         (Issuer's telephone number) (760) 931-2400

   Securities registered under Section 12(b) of the Act:        None

   Securities registered under Section 12(g) of the Act:

   Title of each class               Name of each exchange on which registered
  ------------------------           -----------------------------------------
   Class A Common Stock                             N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year............$43,557,902

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days......$1,117,682 as of September 27, 1999.

The number of shares of Common Stock outstanding as of September 27, 1999 is 18,641,302.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated by Reference     10-K Part and Item Where Incorporated
----------------------------------     -----------------------------------------
Definitive Proxy Statement for            Part III: Items 9, 10, 11 and 12
Annual Meeting of Stockholders of
the Registrant to be held
December 1, 1999

                                     PART I

Item 1.  Description of Business

Introduction. Onsite Energy Corporation, a Delaware corporation dba ONSITE SYCOM
Energy   Corporation  (the  "Company"),   was  formed  pursuant  to  a  business
reorganization effective February 15, 1994.

Business of Issuer. The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial, institutional and residential customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning ("HVAC") upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. The Company also provides professional consulting services in the areas of direct access planning, market assessment, business strategies, public policy analysis, and environmental impact feasibility studies. The Company has been accredited by the National Association of Energy Service Companies ("NAESCO"). It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this annual report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract with sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in this annual report. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Subsidiaries/Partnerships. Substantially all of the Company's revenues are generated through energy services and consulting services. The Company's subsidiaries are as follows:

         SYCOM ONSITE Corporation. Effective June 30, 1998, the Company, through its newly-formed wholly-owned subsidiary SYCOM ONSITE Corporation ("SO Corporation"), acquired all of the assets and specific liabilities of privately-held SYCOM Enterprises, L.L.C. ("SYCOM, LLC"), an independent ESCO whose affiliate, SYCOM Corporation, is, like the Company, accredited by NAESCO. SO Corporation acquired the project assets and specific liabilities of SYCOM, LLC in exchange for 1,750,000 shares of the Company's Class A Common Stock. In addition, under a Sale and Noncompetition Agreement, SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P. ("SYCOM LP"), in exchange for 157,500 shares of non-voting, non-dividend Series D Convertible Preferred Stock of the Company ("Series D Stock") that may be converted in the aggregate into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock is held in escrow under an Escrow Agreement, and will be released when the Company's Class A Common Stock reaches $2.00 per share and annualized after-tax earnings total $0.15 per share (including the shares of Class A Common Stock into which the Series D Stock is convertible are outstanding) over four consecutive quarters, and certain specified debts of SYCOM Corporation and SYCOM LP have been satisfied. These share values and earnings thresholds increase by 10 percent per year after December 31, 1999. Pursuant to the terms of a Share Repurchase Agreement, the Company may repurchase the escrowed Series D Stock for $0.001 per share if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement will be achieved. The Company also may repurchase the escrowed Series D Stock during the 30 day period prior to the scheduled release date (June 30, 2006) if any one of the specified conditions for release of the Series D Stock has not been satisfied. At such time as the Series D Stock is released from the escrow to SYCOM Corporation, up to three additional members of the Company's Board of Directors may be designated by SYCOM Corporation. Two members designated by SYCOM, LLC have been added to the Company's Board of Directors. The acquisition added offices in New Jersey and Washington D.C., and added another office in California, giving the Company national coverage.

         Lighting Technology Services, Inc. On June 13, 1998, the Company completed the acquisition of Lighting Technology Services, Inc. ("LTS"), a Costa Mesa, California based lighting services company. In exchange for all of the outstanding shares of LTS, the Company initially issued a total of 690,000 shares of the Company's Class A Common Stock and paid $500,000 to the former stockholders of LTS. As a wholly-owned subsidiary of the Company, LTS continues to pursue independent lighting services opportunities in commercial, industrial and educational markets while also providing lighting subcontractor services to the Company and other ESCOs. Subsequent to its fiscal year end, the Company made a decision to explore the sale or disposition of its lighting subsidiaries.

         Onsite Energy Services, Inc. In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), an indirect wholly-owned subsidiary of Western Resources, Inc. ("Western Resources") (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc. Subsequently, Onsite Business Services, Inc. changed its name to Onsite Energy Services, Inc. ("OES"). The purchase price was 1,700,000 shares of the Company's Class A Common Stock issued upon closing to Westar Capital, Inc. ("Westar Capital"), a wholly-owned subsidiary of Western Resources, with an additional 800,000 shares of Class A Common Stock being released to Westar Capital from an escrow in March 1998 when certain conditions set forth in the acquisition documents were satisfied. With its primary office in Topeka, Kansas, OES provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

         Onsite/Mid-States, Inc. In February 1998, OES, via its newly-formed wholly-owned subsidiary Onsite/Mid-States, Inc. ("OMS"), acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States Armature"), for $290,000. Mid-States Armature has been in business for 45 years providing specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. OMS is located in Salina, Kansas.

         REEP Onsite, Inc. and ERSI Onsite, Inc. Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP"), and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets of REEP, Inc. in exchange for assumption of specific liabilities. REEP provides residential energy services while ERSI is a commercial lighting contractor. REEP, Inc. is an affiliate of SYCOM Corporation and has been in business for 16 years. Subsequent to its fiscal year end, the Company made a decision to explore the sale or disposition of its lighting subsidiaries.

         Onsite Energy de Panama, S.A. On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the development and implementation of potential projects in Panama and Latin America.

         Western Energy Management, Inc. The Company was formed via a merger in February 1994, in which Western Energy Management, Inc. ("WEM") became a wholly-owned subsidiary. WEM was engaged in the business of providing comprehensive energy management services designed to reduce the utility costs of its customers. Its current sole function is to monitor its remaining commitments under contracts with customers that were entered into prior to February 1994.

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

        Revenue Recognition. The Company has previously been corresponding with the SEC regarding its Form 10-KSB for the year ended June 30, 1998. In response to information submitted by the Company, on October 13, 1999, the SEC sent a comment letter questioning the appropriateness of certain aspects of the Company's revenue recognition accounting policies. The Company believes that its revenue recognition accounting policies are appropriate and intends to respond to and continue to work with the SEC to resolve the comments. However, no assurance can be given that the SEC will not require adjustments to be made to the Company's previously issued financial statements and financial statements contained in this annual report.

         Loss from Operations, Possible Need for Additional Working Capital and Potential Dilution to Existing Shareholders. The Company has suffered losses from operations for the past two fiscal years. For the years ended June 30, 1999, and 1998, the Company had net losses of $6,909,011 and $2,218,482, respectively, negative working capital of $6,357,699 and an accumulated deficit of $26,528,421 as of June 30, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

         Risks Associated with Expansion. As previously discussed, during the years ended June 30, 1998 and 1999, the Company made a series of acquisitions of businesses including SO Corporation, LTS, OES, OMS, REEP and ERSI. The Company believes that the acquisitions of these businesses will offer opportunities for long-term efficiencies and certain economies of scale in operations and expansion of customers that should help future operating results of the Company. As a result of these acquisitions, the Company's number of personnel substantially increased, and the Company's primary operations on the West Coast expanded to the East Coast and Midwest. There are inherent risks associated with expansion including integrating each business under one system, difficulties in staffing and managing a national operation, and developing an infrastructure and philosophy to support a national operation. The operations of the Company will be more complex than the individual businesses acquired, and the combination and continued operation of their business operations will present challenges for management. Accordingly, no assurances can be given that the process of effecting the business combination can be effectively managed to realize the operational efficiencies and increased customer base. No assurances can be given that one or more of such factors will not have a material adverse effect on the Company's future national operation and consequently, on the Company's business, financial condition and operating results.

         Control of the Company. The directors, officers and shareholders that own more than 5 percent of the Company's Class A Common Stock beneficially own approximately 78.2 percent of the Company in the aggregate. As a result of their ownership, such shareholders will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying or preventing a change in control of the Company. In addition, as discussed in Subsidiaries/Partnership section above, in connection with the acquisition of the assets and certain liabilities of SYCOM, LLC the Company issued 157,500 shares of Series D Stock to SYCOM Corporation. Under certain conditions, the Series D Stock may be converted into 15,750,000 shares of the Company's Class A Common Stock and currently is held in escrow. The Series D Stock may be released to SYCOM Corporation provided that the Company achieves certain net income thresholds and the Company's Class A Common Stock trades above $2.00. If the Company's net income and price of its Class A Common Stock meets these thresholds and other applicable conditions are met, SYCOM Corporation would beneficially own approximately 48.42 percent of the Company (based upon current ownership).

         Dependence on Limited Key and New Customers. For the fiscal years ended June 30, 1999, and 1998, three customers in the aggregate accounted for approximately 34 percent and 31 percent, respectively, of the Company's total revenues. Historically, large contracts account for a significant portion of the Company's total revenues. Although the Company usually receives revenues pursuant to long-term energy services and maintenance agreements after completion of the project, the majority of the revenues are from projects that are not recurring. Therefore, the Company is dependent on finding, financing and entering into contracts with new customers.

         Revenues Dependent upon Phased Approvals from Government Agencies and Customers. Pursuant to its energy efficiency services agreements, a material portion of the gross revenues for the Company are dependent upon phased approvals by customers of projects and budgets. In addition, because many of the Company's contracts are with local, public agencies, the Company's contracts are subject to public hearings and local government approval. Therefore, even though the Company has entered into energy efficiency projects that may provide significant revenues to the Company, the realization of the Company's budgeted revenue is dependent upon the outcome of energy audits and the approval of each phase of the work to be performed. Further, many proposed contracts are subject to approval by local government agencies that may meet only periodically and may delay approval of the construction contracts due to other agenda items. A significant delay in the realization of revenue could have a material adverse impact on the business of the Company, its cash flow and its operating results.

         Dependence on Key Personnel. The Company is highly dependent on its officers and other key personnel. The future success of the business of the Company will depend upon the ability to attract, retain and motivate key employees. Specifically, the loss of Richard T. Sperberg and S. Lynn Sutcliffe, among others may materially adversely affect the Company's business.

         Limited Market for Class A Common Stock. Although the Company's Class A Common Stock is quoted on the Over-the-Counter (OTC) Bulletin Board, because of the Company's small capitalization and public float, there is limited liquidity for its Class A Common Stock. Therefore, shareholders may have a difficult time selling their Class A Common Stock without adversely affecting the price of such stock.

         Penny Stock Regulations. The Securities and Exchange Commission (the "SEC") has adopted regulations that generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share subject to certain exceptions. The Company's securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also affect the ability of purchasers to sell their shares in the secondary market.

         Competition. The energy efficiency business is highly competitive. As discussed in Competition to the Company below, the Company will compete with other firms, including utility affiliates, for a limited number of large contracts. Competitors generally have substantially greater financial resources than the Company and may expend considerably larger sums than the Company on marketing. The successful operation of the Company will depend on its ability to meet future competition.

         Governmental Regulation. As discussed in Governmental Regulations/Environmental Laws below, the Company will be subject to rates and regulations of the Environmental Protection Agency, the Occupational Safety and Health Administration and other state, county, municipal and federal agencies. While the business of the Company will not entail any unusual or significant environmental risks, the projects of the Company may involve "indirect"
environmental risks from its subcontractors handling or removal of hazardous waste materials as defined under federal and state law. The Company does not foresee having to incur material capital expenditures to comply with environmental laws and regulations.

         Environmental Risks. As discussed in Governmental Regulations/Environmental Laws below, the energy efficiency projects of the Company may involve the handling and/or removal of hazardous substances such as polychlorinated biphenals (PCB), asbestos or asbestos-containing materials
(ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and the emissions from on-site generation projects. The Company intends to contract, or have their customers and/or subcontractors contract, with certified hazardous waste removal companies whenever hazardous waste must be handled, stored, transported or disposed of, and to obtain indemnification from both the customer and the subcontractors for any liability the Company may incur if there is not full and strict compliance with all applicable federal, state and local laws and ordinances, and regulations thereunder, for the protection of health, safety, welfare and the environment. Because the Company intends to engage a third party to handle and remove hazardous waste, the Company believes that potential liability for environmental risks is not material.

         Ongoing Maintenance for Water Treatment Plants. OES has two contracts with Western Resources whereby OES constructed and maintains equipment for supplying demineralized water for boiler makeup water at Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OES is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OES is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident. There have been no damage occurrences since the inception of both contracts. The occurrence of an incident, or multiple incidents, although considered remote, could have a material adverse impact on the financial condition and the results of operations of the Company. The loss of either of the two contracts would not have a material adverse effect on the financial condition or the results of operations of the Company.

         No Dividends on Class A Common Stock. It is anticipated that no cash dividends will be declared by the Company on its Class A Common Stock in the near future. Shares of Series C Preferred Stock are entitled to an annual dividend at the rate of 9.75 percent of the "liquidation preference" of $5.00 per share per annum out of any funds legally available for payment of such dividends. During the first two years, the dividends on the Series C Stock may be paid through the issuance of shares of the Company's Series C Stock.

Major Events, Contracts and Customers. In addition to the acquisitions mentioned above, the following is a list of major events and contracts that occurred in the fiscal year ended June 30, 1999, and how they are significant to the last two fiscal years' revenues.

         Westar Capital Additional $2,000,000 Private Placement. In October 1997, the Company completed a private placement of $2,000,000 of its securities to Westar Capital, a wholly-owned subsidiary of Western Resources. The private placement consisted of 2,000,000 shares of the Company's Class A Common Stock at $0.50 per share and 200,000 shares of the Company's Series C Preferred Stock at $5.00 per share. Each share of the Series C Stock is convertible into five shares of the Company's Class A Common Stock, and earns a dividend of 9.75 percent per annum, payable quarterly. Dividends are payable in additional shares of Series C Preferred Stock or cash at the option of the Company for two years. Thereafter, dividends are payable in cash. In addition, the Company exercised its rights under the agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Stock for $2,000,000. As of June 30, 1999, Westar Capital owns 4,500,000 shares of Class A Common Stock and 649,120 shares of Series C Convertible Preferred Stock.

         $1,000,000 Private Placement. Subsequent to its fiscal year end, in August 1999, the Company completed a private placement with its Chairman of the Board and other related investors. Terms of the placement include the issuance of 50,000 shares of Series E Stock convertible into 5,000,000 shares of Class A Common Stock, warrants to purchase 1,250,000 shares Class A Common Stock at $.50 per share and warrants to purchase 1,250,000 shares of Class A Common Stock at $.75 per share. The Series E Stock is immediately convertible to common stock at a rate which was below market on the date of issuance, resulting in a beneficial conversion element of approximately $763,000 which will be recorded as a preferred stock dividend in the first fiscal quarter ended September 30, 1999. A portion of the securities was sold to a director. The intrinsic value of the convertible preferred shares issued to the director was $47,000 on the date of issuance and will result in a charge against earnings in the first fiscal quarter ended September 30, 1999.

         Atlantic County. In November 1998, the Company was awarded a contract with Atlantic County, New Jersey. The project involves the installation of energy efficient lighting, HVAC improvements, installation of control systems and elevator motor improvements. Annual energy cost savings of approximately $836,000 is projected to pay for the total project cost of approximately $7 million over a ten year period.

         Revenues to the Company were approximately $6.9 million for the fiscal year ended June 30, 1999. There were no revenues to the Company in the fiscal year ended June 30, 1998.

         Jersey Gardens Mall, Elizabeth, New Jersey. In November, 1998, the Company entered into a $3.8 million contract (reduced to $3.3 million with change orders) with an affiliate of Glimcher Development Corporation to build and operate an electrical distribution system for the Jersey Gardens Mall in Elizabeth, New Jersey. The Company is constructing a distribution and electric supply system that will provide energy to light, heat and air condition the Jersey Gardens Mall's more than 1,600,000 square feet of planned space. Construction of both the Mall and the distribution system are underway and are scheduled to be completed by calendar year end 1999. The Company also will arrange purchases of electricity for the Mall under New Jersey's new deregulation law.

         Revenues to the Company were approximately $3.3 million for the fiscal year ended June 30, 1999. There were no revenues to the Company in the fiscal year ended June 30, 1998.

         Arden Realty, Incorporated. In March 1999, LTS and the Company executed two contracts with Arden Realty Inc. ("Arden"), the first of which is to administer and obtain incentives for 31 properties under the Standard Performance Contract ("SPC") program, which provides payments authorized by the California Public Utilities Commission for energy efficiency projects. Through this contract, LTS and the Company will receive approximately $250,000, paid over a two-year period. Under the second Arden contract, LTS will procure equipment and install lighting retrofits, occupancy sensors and new exit signs at 11 properties. Total revenue to LTS, including utility incentive payments, from this contract is approximately $1.5 million. These retrofits are anticipated to be complete by the end of calendar year 1999.

         Revenues to the Company were $1.2 million for the fiscal year ended June 30, 1999. There were no revenues in the fiscal year ended June 30, 1998.

         Middletown Board of Education. The Company has signed contracts for the third, fourth and fifth phases under a master energy services agreement with the Middletown Board of Education ("MBOE") in Middletown, New Jersey, with total additional project costs of approximately $13 million. The Company's overall contracts now total approximately $22.8 million (of which the Company will recognize approximately $6.2 million in revenue and the MBOE will contract directly with other subcontractors for the remainder in costs) in project costs and is expected to save MBOE approximately $9 million in energy costs over 10 years and will receive substantial benefits from incentives paid from the local utility. The project enables the MBOE to make significant energy-related capital improvements to its facilities and to fund these improvements mostly through energy cost savings and incentives provided by the local host utility. The Company is accomplishing the overall project at MBOE through the installation of geothermal heat pumps and the retrofit of facility lighting. The implementation of the project is expected to be completed over a period of approximately two years.

         Revenues to the Company were approximately $500,000 in the fiscal year ended June 30, 1999. There were no revenues attributable to the Company for this project in the fiscal year ended June 30, 1998.

         National Railroad Passenger Corporation ("Amtrak"). The Company has implemented a project for Amtrak to reduce energy losses from the existing steam distribution system and to generate process and heat energy with more cost-efficient equipment. The existing steam distribution system was replaced with oil-fired and electric boilers at the points of use. For heating purposes, oil fired boilers and electric resistance heat will serve each building's needs. This project is expected to generate $1.2 million in revenues for the Company.

         Revenues to the Company were approximately $300,000 in the fiscal year ended June 30, 1999. There were no revenues attributable to this project in the fiscal year ended June 30, 1998.

         Newark Public Schools. In December 1998, the Company entered into an agreement to perform work on state-operated facilities in the City of Newark, New Jersey to total $7.6 million in revenues for the Company. This project requires the Company, as a subcontractor to John Controls, Inc., to procure and install certain lighting equipment that is designed to improve the efficiency with which the Newark Schools use various forms of energy (electricity and gas) and to reduce expenditures for that energy. The Company also arranged for, and sponsored participation of the facilities in the Standard Offer Program offered by Public Service Electric and Gas Company ("PSE&G"), through which PSE&G purchases energy savings generated by the project.

         Revenues to the Company were approximately $3.9 million for the fiscal year ended June 30, 1999. There were no revenues to the Company in the fiscal year ended June 30, 1998.

         Board of Education of the Hudson County Schools of Technology. In April 1999, the Company entered into an energy services agreement with the Hudson County Schools of Technology Board of Education (the "Hudson BOE"). Under this agreement, the Company is responsible for the design, procurement and installation of all equipment and the execution of an energy services agreement with PSE&G in order for Hudson BOE to benefit from payments under the PSE&G Standard Offer Program for energy saved by the project equipment. The Company will also install certain measurement and verification equipment in order to monitor the energy saved. The total revenues generated from this project total $1.9 million.

         Revenues to the Company were approximately $1.4 million for the fiscal year ended June 30, 1999. There were no revenues to the Company in the fiscal year ended June 30, 1998.

         Passaic Valley Sewerage Commission, Newark, New Jersey. In December 1996, the Company entered into a master energy efficiency agreement with Passaic Valley Sewerage Commission (the "Commission"). The second amendment to the agreement involves a fee to the Company of approximately $1.3 million for the interface between the Commission and the host utility. This interface involves the application for utility incentive payments as well as the development and installation of a measurement and savings verification plan and the related equipment on a project that involves installation of equipment that improves the process of producing sludge. The implementation of this project is expected to take approximately two years. Utility incentive payments, all of which are paid to the Commission, are expected to be approximately $19 million over 10 years.

         Revenues to the Company were $900,000 in the fiscal year ended June 30, 1999. There were no revenues to the Company related to this project in fiscal 1998.

         Unified School District No. 500, Wyandotte County, Kansas. In March 1998, the Company entered into an energy services agreement with Unified School District No. 500 (the "District") in Wyandotte County, Kansas. Total project construction revenues will be approximately $6,000,000. Construction was substantially completed by the fiscal year end 1999. OES initially developed the project, which includes the installation of multiple energy efficiency measures, including lighting retrofits, energy management systems, chiller and furnace replacements, and variable speed motor controllers. The Company estimates that the project should result in savings to the District of approximately $7,775,000 in energy and operating costs over the 10 year term of the agreement. The Company also will provide training, post-installation measurement and savings verification services, and steam trap maintenance repair services for the term of the agreement following the completion of construction of the project. The Company's future revenues associated with these ongoing services are estimated at approximately $818,000 over the 10 year contract period.

          Revenues for fiscal year ended June 30, 1999 and 1998 were $4.6 million and $1.4 million, respectively.

         Pacific Gas and Electric Company. In December 1995, the Company signed a demand side management ("DSM") power savings partner agreement (the "PG&E Agreement") with Pacific Gas and Electric Company ("PG&E") for the development and implementation of demand side resources for customers in the PG&E service territory. Under the terms of the PG&E Agreement, the Company will identify, design, contract for and complete energy efficiency projects that are estimated to supply energy savings of approximately 30,000,000 kWh per year for up to seven years. In general, the price paid by PG&E to the Company for savings will be approximately $0.02 per kWh for energy savings and $20 per kW for demand savings. Each host customer project is subject to approval by PG&E and the Company. The PG&E Agreement was approved by the California Public Utilities Commission effective August 1, 1996. The Company has signed contracts for energy services with California State University, Fresno ("CSUF"), a shopping mall in Northern California, and a central California newspaper a portion of which projects are eligible for funds under the PG&E Agreement. No revenues are recorded for this contract, but are attributed to individual customer projects that benefit from payments pursuant to the PG&E Agreement.

         Revenues from customers under this arrangement were $760,000 and $1.2 million for the fiscal years ended June 30, 1999 and 1998, respectively.

         Southern California Edison Demand Side Management Energy Efficiency Agreements. In April 1994, the Company executed a DSM contract with Southern California Edison Company ("SCE") after being selected as a result of a competitive bid solicitation (the "Onsite SCE Agreement"). The Onsite SCE Agreement required the installation of energy efficiency measures to provide consistent, innovative and verifiable energy savings in selected commercial, industrial and/or institutional host customer facilities within a specific eligible SCE service area market region. In July 1995, the Company acquired an additional, similar DSM contract with SCE via an assignment to the Company by KENETECH Energy Management, Inc. ("KEM"), of all of KEMs interest in the same

(the "KEM SCE Agreement"). This acquisition augmented the Onsite SCE Agreement. Both the Onsite SCE Agreement and the KEM SCE Agreement (collectively, the "SCE Agreements") were approved by the California Public Utilities Commission in October 1994. The SCE Agreements provided for the implementation of energy efficiency projects for host customers within SCEs service territory to provide up to approximately 53 million kWh per year in measured energy savings.

         The Company completed several projects in fiscal year 1997 and 1998 under the SCE Agreements, including projects with Raytheon Corporation (fka Hughes Aircraft Company) (El Segundo, CA); West Covina Unified School District (West Covina, CA); McDonnell Douglas Corporation (Long Beach, CA); Foothill Presbyterian Hospital (Glendora, CA); Mobil Oil Corporation (Torrance, CA),
Tecstar, Inc. (City of Industry, CA), TRW, Inc. (Redondo Beach, CA); The Aerospace Corporation (El Segundo, CA); Southern California Health Care Systems (Pasadena, CA); and Marshall Industries (El Monte, CA). As a result of the executed contracts, the Company implemented projects producing approximately 44 million of the 53 million kWh in annual energy savings available in the SCE Agreements.

         No revenues are recorded for the SCE Agreements but rather are attributed to individual projects that benefited from payments pursuant to the SCE Agreements, which earned approximately $1.4 million and $1.2 million for the fiscal years ended June 30, 1999, and 1998, respectively.

         City of Anthony, Kansas. In March 1998, OES contracted with the City of Anthony, Kansas (the "City"), to construct a voltage regulator station and to upgrade a portion of the City's 4.16kV electric distribution system to 12kV. The City, which operates its own municipal electric utility system in south central Kansas, expects to realize increased reliability and improved system efficiency from this upgrade. Construction is expected to be complete by calendar year-end 1999. Total revenue to the Company from this project is estimated at $2.0 million.

         Revenues for the fiscal year ended June 30, 1999, and June 30, 1998, were approximately $1.5 million and $300,000, respectively.

         California Energy Commission. The California Energy Commission ("CEC") selected the Company, through its International Energy Fund, for development support of seven energy efficiency projects in the Republic of Panama via a grant for $325,000 from the CEC. Additionally, the Company sponsored the First Regional Symposium for Energy Efficiency and Distributed Generation, which took place in Panama in May 1997. The Company organized the symposium with separate financial support of the CEC.

         Santa Ana Unified School District. In May 1998, LTS entered into an approximately $2,500,000 subcontract with Sempra Energy Solutions to provide lighting retrofit and FEMA (Federal Emergency Management Agency) lighting and ceiling upgrades for the Santa Ana Unified School District. LTS's contract encompassed upgrading over 1,000,000 square feet of ceilings, installing over 2,000 new fixtures, retrofitting nearly 15,000 other fixtures with T8 lamps and electronic ballasts, and installing 600 occupancy sensors for energy efficiency in 24 schools. This project was completed in fiscal year 1999.

         Revenues to the Company were approximately $2.4 million in the fiscal year ended June 30, 1999. There were no revenues associated with this project in the fiscal year ended June 30, 1998.

         R.E. Thomason General Hospital. In 1996, the Company entered into an agreement with R.E. Thomason General Hospital ("Thomason") for the operation and maintenance ("O&M") of its central utility plant. The original agreement ran for a 27 month period, commencing February 1996, with additional extensions at the option of Thomason. In April 1999, Thomason renewed the O&M agreement for an additional 12 months. In connection with this O&M agreement, the Company has staffed the central plant facility with eight full-time positions including a supervisor, mechanic and plant operators.

         Revenues  for  fiscal  year  ended  June 30,  1999  were  approximately
$850,000.

         Consulting. In addition to energy efficiency retrofit projects and services, the Company also provides professional energy efficiency consulting services for a variety of clients, including energy customers, utilities, product suppliers and government. These consulting services include engineering design, project feasibility and development, direct access planning services, market assessments, business strategy, public policy analysis and environmental impact/feasibility studies. The Company currently provides consulting support to customers, manufacturers, utilities, state and federal governments including, but not limited to, the Gas Research Institute (Chicago, IL); Solar Turbines (San Diego, CA); R.E. Thomason General Hospital (El Paso, TX); Industrial Center, Inc. (Arlington, VA); California Energy Commission (Sacramento, CA); a major amusement theme park; a major multi-branch national financial institution; Caterpillar Inc. (Lafayette, IN); Deere Power Systems Group (Waterloo, IA); Lockheed Martin (Oak Ridge, TN); the American Gas Association (Washington, DC); the Interstate Natural Gas Association of America (Washington, DC); the Electric Power Research Institute (Palo Alto, CA) and the U.S. Department of Energy (Washington, D.C.).

         Consulting revenues to the Company were approximately $1.5 million and $1 million for the fiscal years ended June 30, 1999, and 1998, respectively.

         Other Services. As a result of deregulation in the State of New Jersey, the Company now markets services for the efficient and economical purchase of energy, primarily through aggregation. In addition to the Jersey Garden Mall project discussed above, the Company has entered into the following relationships:

         Sussex County, New Jersey. In June 1999, the Company entered into a contract with the Sussex County Board of Chosen Freeholders to aggregate energy and provide energy services for the County and five other government entities. Sussex County is the first county in the state of New Jersey to formally announce aggregation plans. The Company will aggregate 50 buildings; Sussex County College, Sussex County Municipal Utilities Authority and the municipalities of Sparta, Hardyston, Franklin and Vernon, which represent annual electric bills of more than $1 million.

         Middlesex County, New Jersey. Middlesex County Improvement Authority has retained the Company to aggregate electric energy for all participating county and municipal facilities. Middlesex County is the second such county in the state of New Jersey to formally announce aggregation plans. Sussex County was the first county to announce its association with the Company for aggregation. This project will help position the Middlesex County to maximize cost savings associated with the initiation of energy deregulation. By pooling together energy needs, Middlesex County will benefit from a reduction in electric rates.

         No revenues were recognized by the Company for either fiscal year ended June 30, 1999 or 1998.

Industry of Issuer. Following is a description of the ESCO industry and the business of the Company.

         Traditional ESCOs. Energy service companies (ESCOs) have traditionally provided energy efficiency and related services to customers. These ESCOs have provided services through performance contracting that usually involved a guarantee of savings and financing of the energy efficiency measures installed that was paid for out of savings. NAESCO defines an ESCO as a full-service, vertically integrated company that provides a complete range of energy efficiency and power management services to its customers. In order to qualify as an accredited ESCO, a company must be able to offer a method of financing projects and guaranteeing savings as services offered to customers. These elements generally are what differentiate an ESCO from contractors, equipment suppliers and other providers. The Company provides traditional ESCO services to many of its customers. The services are described in greater detail below.

         Comprehensive Energy Services. The Company provides the customer with comprehensive energy services. Such services include:

o    An initial energy audit
o Evaluation of purchase options for electricity and fuel, including tariff analysis
o    Detailed economic and feasibility analysis
o    Engineering and construction services
o    Management of project implementation
o    Verification of savings
o    Monitoring of performance and maintenance during the service term
o    Guaranteed savings and/or shared savings programs
o    Performance contracting with utilities, customers
o Financing, including direct loans and equipment leases (on and off balance sheet)

         A more detailed discussion of these services follows.

         Audit/Feasibility Analysis: The Company and a customer enter into a Letter of Agreement providing for an audit/feasibility analysis at no up-front cost. The customer only pays if the Company identifies a cost-effective project that the Customer does not agree to pursue. Upon execution of the Letter of Agreement by a customer, the Company's technical staff conducts an on-site analysis in sufficient detail to establish the potential savings, capital cost estimates and scope of the project. The Company's engineers and technicians often will monitor energy use with data logger equipment. This data is analyzed to determine savings opportunities and energy efficiency measures appropriate for a particular facility. This information also provides empirical data on which to base the incentive application that will be made to the utility company, if applicable. These findings are presented to the customer in the form of a technical proposal/audit report for the project.

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

         Providing Utility Incentives for Customers. In some utility markets that have not yet deregulated and in some markets that have deregulated, utilities are providing performance incentives for customers that save energy. In some cases these incentives are available only through ESCOs; in other cases either the ESCO or a customer may obtain the incentives.

         Over the past several years, the Company has been successful in maximizing the incentives for its projects. These incentives may be delivered through Standard Performance Contract programs or through utility DSM contracts, whereby the incentive payments are provided based on actual energy savings achieved from the implemented project. These incentives can offset a substantial portion of the investment necessary to implement the energy efficiency measures. The incentive payments historically have been based upon the resource and environmental value of the energy savings (as compared to the incremental cost of building new power plants due to increased consumption). This incentive toward the costs of the project enhances the feasibility of the individual projects, thereby allowing more and larger projects to qualify for implementation. Before undertaking a project, the Company's engineers analyze the customer's energy consumption and propose a comprehensive solution that maximizes energy savings to the customer through the implementation of the energy efficiency projects. The costs and margin of the retrofit programs implemented by the Company within the customer's facilities are recouped by the savings in energy and maintenance costs of the project, generally with net positive cash flow to the customer generated throughout the life of the project.

         During the last six years, the Company has successfully completed several utility DSM competitive bidding programs with PacifiCorp (April 1993); Southern California Edison Company (May 1994, and July 1995, by acquisition); Puget Sound Power & Light Company (June 1994); Pacific Gas and Electric Company ("PG&E") (August 1996); Jersey Central Power & Light (by SYCOM LP in 1990 and
1993);  Public Service  Electric and Gas Company (by SYCOM LP in 1990,  1993 and
1996); and Potomac Electric Power Company (by SYCOM LP in 1992). The Company also has been a leading ESCO sponsor for Standard

Performance Contracting programs in New Jersey and California.

         National Accreditation. As previously discussed, the Company has been accredited NAESCO which has been supported by the U.S. Department of Transportation. Only 21 ESCOs in the country have obtained such accreditation.

         The Changing Environment for Energy Services. The electric utility industry currently is going through fundamental changes that largely are a result of the more competitive environment for electric power generation developed over the last decade. The restructuring of the electric utility industry will have significant impacts on the method by which electric power is delivered to customers in the future, and also will affect the way energy services are valued and provided. In the restructured electric industry, the competition of the new marketers in the industry is anticipated to facilitate a rapid evolution of energy value added services in the competitive marketplace. New energy supply marketers are moving to diversify their electricity supply services with other services, which will include energy efficiency services.

         Deregulation of the electric utility industry is expanding the scope of services offered by ESCOs in the competitive marketplace. To purchase electric power in the deregulated market, large consumers will need to collect and analyze their past, present and future electrical consumption data and profiles in order to identify their demand, and procure cost-effective and reliable electric power. The Company currently is performing and marketing these new energy services for large electricity consumers in preparation for the competitive market.

         The Company has expanded its services and organized them to serve the deregulating marketplace. In addition to the traditional ESCO services, the Company is providing the following services directly to end-use customers or through utility and new energy service companies that are concentrating on marketing the energy commodity and using the Company as an alliance partner to provide the other value-added services:

         Services to Prepare Customers for Deregulation

          (a) Bill Auditing, tariff analyses, and distribution upgrade

         The Company audits bills, develops load profiles useful for its energy buying group efforts, and analyzes and optimizes tariffs for customers. Bill auditing has become even more important as the number of pricing points for customers increase and as unbundled bills are late in arriving and have charges from several sources. Tariff analysis can also be important in the transition. Customers may be on incorrect tariffs or may not have taken advantage of special riders or negotiated tariffs that utilities are offering in an attempt to retain customers, especially during the early years of deregulation. The Company also looks for opportunities to upgrade customers to higher, less expensive levels of transmission and distribution service. This is becoming more important as utilities expand their investment (and, therefore, increase the costs) in the continuing regulated sector of transmission and distribution.

          b) Energy efficiency and load management

         Energy efficiency is still a cornerstone of the service offering by the Company in a deregulating world. Decreasing the use of energy while still performing the same amount of services is often the most cost-effective strategy for the end-user. In a deregulating world, load management takes on more importance because peak-pricing may be much more expensive than it once was in a bundled, regulated rate environment. The ability to move a customer's energy use from on-peak to off-peak times becomes more cost-effective in deregulating markets where more of the energy bill is subject to market forces and time-of-use pricing.

          c) On-site and Distributed Generation/Combined Heat & Power

           The Company has experience as a distributed generation and a combined heat and power ("CHP") developer and implementer for systems ranging from 60 kW to 20,000 kW at facilities such as industrial facilities, hospitals, multi-family housing, nursing homes, recreational centers, health clubs and hotels. Development activities may be related to on-site generation where the electricity generation is only used on-site and not transmitted to the grid or it can be locally distributed to the grid. In either case, it may combine generation of electricity with heat recovery -CHP. CHP is the sequential production of electricity and thermal energy utilizing a single fuel source. The by-product thermal energy from the production of electricity is utilized to provide steam heating, domestic hot water and/or chilled water (through absorption chilling) to the host facility. As a result, 60 percent to 90 percent of the input fuel's energy content can be utilized to produce heat and electricity compared to only 25 percent to 40 percent of the fuel's energy content to make electricity alone in a utility or independent generating plant. The thermal energy produced by the CHP system is used by the host facility to reduce fuel consumption that otherwise would be needed to supply the thermal energy produced by boilers or other fuel burning equipment. A typical system consists of a reciprocating engine or gas turbine generally fueled by natural gas, which drives an electrical generator. A heat recovery system reclaims the heat produced by the engine generator set, yielding steam or hot water to be used in the host facility for domestic, process or space heating/cooling needs. Electrical control relays and switch gear protect the equipment from overload, ensure proper voltage and frequency, and interconnect with the local utility's power grid. Since completing its first CHP system in 1984, the Company has been associated with over 35 CHP projects. Electric industry restructuring in California, New Jersey and Illinois as well as other parts of the U.S. is creating a renewed interest in on-site (distributed) generation by customers and utilities. Furthermore, CHP is getting increased attention by state and federal environmental agencies as a generation source that can provide net environmental quality benefits to help mitigate global climate change.

          d) Energy system outsourcing

         The Company can take over the entire operation and maintenance responsibility of the heating, cooling and lighting systems in a customer's facility and provide the customer an agreed upon long-term, fixed price contract to provide the customer the heat, cooling and electricty it needs. This approach is referred to as "energy system outsourcing" and offers substantial advantages to those customers who want to be relieved of the costs associated with operating and maintaining their energy systems.

          e) Commodity purchasing, aggregation, buying groups

         The Company advises its customers on energy purchasing choices (electricity, natural gas and other fuels) and assists them in exercising their choices by preparing individual requests for proposals or creating energy buying groups. Buying groups are created for customers with multiple facilities, trade association members, and municipal and county governments. For example, the Company represents four national trade associations in providing energy services for their members, including forming buying groups in states that are deregulating. It also represents regional trade associations. Finally, as previously discussed in Other Services, the Company has been selected by two counties in New Jersey to aggregate all of their purchases of energy.

          f) Energy Consulting

         The Company offers consulting services for customers, suppliers, and other stakeholders on regulatory policies, market developments and new power technology applications. The Company has contracts with energy industry trade associations, state and federal governments, manufacturers, and end-users of energy.

         Non-exclusive Alliances with energy commodity ESCOs. The deregulating energy world consists of many new entrants that call themselves ESCOs but are not nationally accredited by NAESCO. Some of these entities hold themselves out to provide all services to the customer under the auspices of "total energy solution". Others have tried the "total energy solution" approach and abandoned it, or they have concluded they do not have the experience to succeed in the retail market beyond the sale of the commodity. In order to compete with those offering, but not necessarily delivering total energy solutions, these commodity-focused ESCOs are allying themselves with those who do have traditional ESCO experience and ESCO experience in deregulating markets beyond the commodity sale. The Company has allied with several of these ESCOs on a regional basis or on specific national account competitions.

         Acquisition of Service Companies Previously Subcontracted. Changes in the electricity marketplace, customer interest in reducing costs, and the Company's focus on its core business have led to several new projects and acquisitions that have more than tripled its size and makes the Company the largest NAESCO-accredited independent ESCO in the country. In the past, the Company generally did not supply actual construction labor or materials in the implementation of projects. Because of recent acquisitions, the Company can provide some of these services (including high efficiency lighting, lighting installation and maintenance services) while obtaining more control on overall cost and level of service. The source of subcontractors varies by project, but generally the Company selects subcontractors based upon experience, quality of work, price and other factors, including previous relationship with the customer. In general, subcontractors are solicited from the customer's local geographic area. The Company's standard agreements with subcontractors (usually in the form of an Engineering, Procurement and Construction Agreement) contain general provisions standard for the construction industry for the installation of energy efficiency measures.

         For many projects, the Company also provides ongoing O&M and measurement and verification ("M&V") services for the installed systems. The Company offers the benefits of energy efficient systems through third party ownership or project financing repaid through savings generated by the project, requiring little or no capital investment by the energy services customer.

         The Company's infrastructure services are designed to approach areas of facility operations that may not be addressed in traditional energy efficiency projects, and include electric and natural gas facilities, power quality and water treatment facilities. From electrical switchgear design to high voltage power line construction, the Company can provide customized utility services. The Company can design the project, procure the materials and manage the installation of equipment. The Company also provides management of its customers' utility equipment to reduce the chance of failures, minimize duration of outages and protect assets. The Company's engineers audit electrical service from local utilities using state-of-the-art technology to isolate, identify and remedy problems before they cost the customer more money. The Company provides harmonic investigations and remediation, wiring and grounding studies, and transients and over-voltage analysis. The Company also meets the process water needs of some of its customers through design, construction, operation and even ownership of high purity water systems. Specializing in reverse osmosis systems, the Company utilizes cost effective membrane technologies to filter dissolved salts as well as inorganic molecules. The Company evaluates water treatment processes best suited for the customers' needs, then design and install a site-specific water treatment system.

         Markets Served and Results of Service. The Company provides various customer services that focus on saving energy dollars in residential, commercial, institutional and industrial facilities. Using multiple, proven energy technologies prescribed by the Company, today's building owners and operators can receive both cash flow savings and environmental benefits while optimizing energy efficiency, load management or alternative generation, in most cases without any up front capital required from the customer. The Company's integrated energy measures work together to:

                  Reduce energy consumption
                  Reduce the price of purchased electricity and fuel Promote efficient use of energy
                  Shift loads to periods of lower cost energy
                  Improve the environment
                  Increase business profitability

         By providing a complete package of services, including providing or arranging financing of projects, the Company becomes the energy partner with each of its customers.

         Competition to the Company. In general, the Company's competitors are other ESCOs, particularly the other 20 ESCOs accredited by NAESCO, that provide similar comprehensive services to customers. Some of these competitors are large companies, affiliated with utilities or equipment manufacturers, with more assets and a larger manpower and resource base than the Company. Utility companies and their affiliates can function as both competitors and partners for the Company as discussed in Non-exclusive Alliances. Many utilities now are entering the energy efficiency services market through wholly-owned subsidiaries of holding companies in direct competition with ESCOs, including the Company. However, the Company sometimes teams with utility service subsidiaries whereby the utility subsidiary functions as a source of financing for energy efficiency services projects developed and implemented by the Company.

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

         The Company's competitive advantage historically has been its independence from affiliation with commodity suppliers (utilities) and equipment vendors, and its ability to offer a broader range of services and equipment than other ESCOs can offer. In addition, the Company has been in the energy efficiency business for a longer period of time with a significantly greater number of successful projects, than most other ESCO competitors.

         In summary, there are several factors that distinguish the Company from most other ESCOs. These include:

o Independence: The Company is not affiliated with any provider of energy or with any equipment manufacturer. It makes unbiased choices with regard to sources of energy commodity or a specific piece of equipment (e.g. a control system) sold by an affiliate. The Company promote one energy specific technology (e.g. an electric technology) when another technology (e.g., a gas technology) could better serve the customer.

o Projects Experience: Since 1982 the Company and its acquired affiliates have provided energy efficiency and related services in over 750 facilities and has saved customers well over $150 million. These services have been performed in all types of facilities, including industrial complexes, large and small commercial buildings, schools, government buildings, waste water treatment plants, hospitals and homes.

o Personnel: The Company has an experienced staff of energy service professionals whose senior managers are recognized leaders in the energy services industry. The CEO of the Company is the current President of NAESCO and the President was a previous NAESCO President.

o Access to Financing: As discussed above in Competition, the Company has utilized a number of different financing entities and alternatives to provide financing alternatives to its customers.

o Emission Reduction Credits: The Company is the only ESCO that has successfully created emission reduction credits from energy efficiency that have been used by customers to meet pollution reduction obligations .

o Open Book Pricing: The Company also provides many of its customers with the option of open book pricing and set forth the various cost components of a project.

o Accreditation: As discussed in National Accreditation above, the Company is accredited NAESCO, making it the largest independent accredited energy services company in the United States. It is also on the U.S. Department of Defense and Department of Energy approved lists of energy services companies.

         Raw Materials. The Company obtains most of its material and equipment from several suppliers. The items it purchases generally are available "off the shelf" and from several vendors. Those items that the Company may have custom built also typically are available from several sources.

         Government Regulation/Environmental Laws. Some government laws and regulations promote the Company's business. For example, in New Jersey, the new deregulation law provides economic incentives for on-site generation by allowing on-site generation on contiguous properties, by exempting the generation from being considered a public utility, and by not imposing stranded costs and societal benefit charges on on-site generation (at least until revenue erosion reaches 7.5 percent of the 1999 base). Similar incentives exist for on-site generation in Illinois. The U.S. Environmental Administration has endorsed energy efficiency as a pollution control strategy and promoted energy efficiency that is measured and monitored in the manner which the Company measures and monitors by making the pollution avoidance eligible for emission reduction credits and allowances. Some states such as New Jersey have passed similar regulations.

         However, some government laws and regulations impose requirements upon the Company. The Company is subject to rules and regulations of the
Environmental   Protection   Agency,   the   Occupational   Safety   and  Health

Administration and other federal, state, county and municipal agencies. The Company's business entails "indirect" environmental risks from its subcontractors' handling and removal of polychlorinated biphenals (PCBs) ballasts, asbestos or asbestos-containing materials (ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and air quality compliance for emissions from its CHP facilities. The Company contracts with certified hazardous waste removal companies or require its customers or subcontractors to contract with certified hazardous waste removal companies. The Company obtains indemnification from applicable customers and subcontractors as to liability the Company might incur in connection with hazardous materials or environmental concerns. The Company may also be subject to certain lighting level requirements in certain public facilities when it undertakes lighting retrofits. It has substantial experience in meeting such standards at both the Federal and State level.

Employees. As of September 27, 1999, the Company employed approximately 150 persons, either directly or through contract with SYCOM Corporation, in regular or temporary full-time or part-time positions.

Item 2.  Description of Property

         The Company's corporate headquarters is located in Carlsbad, California. The property is held on a three year lease expiring in July 31, 2001, and covering approximately 13,000 square feet. The Company also leases on a month by month basis a 250 square foot storage facility. The Company has a regional office in San Ramon, California (lease of 2,000 square feet of office space on a three year lease expiring March 2001).

         The Company's subsidiaries are located in Somerset, New Jersey (SO Corporation); Topeka, Kansas (OES); Salina, Kansas (OMS); and Costa Mesa, California (LTS). OES leases 2,000 square feet of office space on a one year lease with an option to renew, expiring November 1999. OMS owns the main building (9,698 square feet) that includes office space and storage in Salina, Kansas. OMS also owns two annexes in Salina, Kansas (one consisting of 1,225 square feet and one consisting of 2,400 square feet). OMS leased a fourth building from former management on a month by month basis to store testing equipment. This lease was terminated in July 1999. LTS leases approximately 5,476 square feet in Costa Mesa, California. This lease is a three-year lease with an option to renew, expiring August, 2002. Additionally, under an agreement with SYCOM Corporation, the Company is required to reimburse SYCOM Corporation for the applicable continuing operating expenses (including rent) for the offices and a small warehouse in Somerset, New Jersey and Washington, D.C.

         No other office or warehouse space is leased or owned by the Company. Management believes that the current properties will be suitable for the Company's operations.

Item 3.  Legal Proceedings

         In October 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District Court, Eastern District of Louisiana, Case No. 98-2914) against OES alleging breach of contract in connection with one of the Company's projects. The suit seeks reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits. Discovery is ongoing and management is continuing its attempts to settle the matter, including through mediation; however, no agreement has been reached. A continuance has been granted and trial now is set for February 2000.

         Additionally, in June 1999, a former officer of the Company (July 1998 through October 1998) filed a suit (Superior Court of the State of California, County of San Diego, North County Branch, Case No. N081711) alleging
fraud,   negligence   and  wrongful  discharge   in   connection   with   his
employment termination in October 1998. The action seeks compensatory damages and punitive damages in excess of $25,000. The parties have agreed to mediation in an effort to settle this matter; however, no settlement agreement has been reached.


Item 4.  Submission of Matters to Vote of Security Holders

         No matters have been submitted during the fiscal year ended June 30, 1999, to a vote of securities holders.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

         Since August 2, 1995, the Company's Class A Common Stock has been quoted on the Over-the-Counter (OTC) Electronic Bulletin Board under the symbol "ONSE." The following table sets forth the high and low prices per share of the Company's Class A Common Stock for the prior two fiscal years by quarters.


         Quarter Ended                         High                    Low
         ---------------------                 -------                -----
         September 30, 1997                    $0.34                  $0.18
         December 31, 1997                     $0.9375                $0.26
         March 31, 1998                        $0.6875                $0.50
         June 30, 1998                         $1.4375                $0.5625
         September 30, 1998                    $1.2500                $0.7812
         December 31, 1998                     $0.7810                $0.4687
         March 31, 1999                        $0.9062                $0.5000
         June 30, 1999                         $0.6250                $0.3125

         The high and low market quotations reflect inter-dealer prices, without
retail  mark-up,   mark-down  or  commission,   and  may  not  represent  actual
transactions.

         As of September 27, 1999, there were approximately 228 holders of record of the Common Stock.

         The Company has not paid dividends on its Class A Common Stock, nor does the Company anticipate paying cash dividends on the Class A Common Stock in the foreseeable future. The Company has paid stock dividends on the Series C Stock. The Series C Stock earns a dividend of 9.75 percent per annum, payable quarterly. Dividends have been paid in the form of 40,915 and 8,205 shares of Series C Stock in the years ended June 30, 1999 and 1998, respectively. Dividends are payable in additional shares of Series C Stock or cash at the option of the Company through November 1999. Thereafter, dividends are payable in cash.


Item 6.  Management's Discussion and Analysis

         When used in this discussion and the financial statements that follow, the words "expect(s)," "feel(s)," "believe(s)," "will," "may," "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors that affect the Company's business, including the discussion under Item 1. Description of Business, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the SEC.

        The Company has previously been corresponding with the SEC regarding its Form 10- KSB for the year ended June 30, 1998. In response to information submitted by the Company, on October 13, 1999, the SEC sent a comment letter questioning the appropriateness of certain aspects of the Company's revenue recognition accounting policies. The Company believes that its revenue recognition accounting policies are appropriate and intends to respond to and continue to work with the SEC to resolve the comments. However, no assurance can be given that the SEC will not require adjustments to be made to the Company's previously issued financial statements and financial statements contained in this annual report.

         As discussed in Item 1. Description of Business, the Company acquired OES, OMS, LTS and SO Corporation during the fiscal year 1998, and REEP and ERSI during the fiscal year 1999. To accurately depict the change in operations, liquidity and capital resources, the Company has given a consolidated comparative and also a comparative that removes the impact of its newly acquired subsidiaries.

Results of Operations.

         Revenues. Revenues increased in the fiscal year ended June 30, 1999, by $31,290,754 or 255.08 percent. This increase is primarily attributable to the activity from newly acquired subsidiaries. After elimination of revenues attributable to newly acquired subsidiaries and prorated revenues from subsidiaries acquired mid-fiscal year 1998, revenues increased by $2,852,707, or
23.25 percent from fiscal year ended June 30, 1998 to June 30, 1999. The increase in revenues occurred as a result of the completion of projects in process as of the beginning of the fiscal year as well as the start of several new long term construction projects in the fiscal year ended June 30, 1999. Consulting revenues increased by 57.50 percent due to consulting services provided to three major customers.

         Gross Margin.  Gross margin for the fiscal year ended June 30, 1999 was
19.38 percent of revenues compared to 18.01 percent in fiscal year 1998. After elimination of revenues and cost of sales attributable to newly acquired subsidiaries, gross margin was 19.72 percent for the fiscal year 1999 compared to 18.01 percent in fiscal year 1998. The Company typically engages in several different types of business with substantially different margin results. The project types are as follows: general construction projects that produce a typical margin in the 10 to 35 percent range; fee based projects, where the major construction subcontractors are hired by the customer and, as such, the costs and related revenues do not flow through the Company and the margin can range from 30 to 80 percent; consulting contracts where the typical margins are 50 to 70 percent; and lighting projects, through LTS, REEP and ERSI, where the margins typically are lower, usually in the range of 10 to 25 percent. As a result of the mix in margins, the gross margin for any given period can fluctuate significantly and is not necessarily indicative of a trend.

         Selling, General & Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $11,193,561 or 25.70 percent of revenues in the fiscal year ended June 30, 1999, compared to $3,879,237 or 31.62 percent of revenues in fiscal year 1998. After elimination of revenues and SG&A expenses attributable to newly acquired subsidiaries, SG&A as a percentage of revenues was 28.93 percent for fiscal year end 1999 compared to 31.62 percent for the fiscal year 1998. The decrease was primarily due to the 23.25 percent increase in revenue without corresponding increases to SG&A. Without SG&A from newly acquired subsidiaries, SG&A increased by 12.75 percent from fiscal year 1998 to fiscal year 1999. However, there were several significant changes from 1998 to 1999. Bad debt expense increased by $93,000, or 310 percent from fiscal year 1998 to 1999. The closing of two regional offices decreased facilities expenses by $237,000, or 67.47 percent in fiscal year 1999 compared to fiscal year 1998 and one time professional service and office set up charges that were incurred in fiscal year end 1998 were not repeated, which caused other office expenses to decrease by 55.67 percent.

         Depreciation expense was $572,465 as of June 30, 1999 compared to $258,572 as of June 30, 1998. The increase of 121.39 percent was attributable to the activity related to the newly acquired subsidiaries.

         Goodwill (excess purchase price over net assets acquired) amortization included in SG&A in the fiscal year ended June 30, 1999 was $502,390 compared to $280,927 in the fiscal year ended June 30, 1998, an increase of 78.83 percent. Goodwill amortization for fiscal year 1999 has increased as a result of the acquisitions made by the Company in the last quarter of fiscal year 1998 and April 1999. After elimination of goodwill amortization attributable to newly acquired subsidiaries, there was no goodwill amortization for fiscal year end 1999 compared to $266,667 for the fiscal year end 1998. Goodwill amortization in fiscal year 1998 arises primarily out of the acquisition of Onsite-Cal in 1994, which resulted in goodwill of $1,600,000 that was amortized over a four year period, which ended in February 1998.

         Loss from Operations. Loss from operations increased in the fiscal year ended June 30, 1999 by $4,548,795 or 205.93 percent. This increase was mainly
attributable  to the  loss   recognized   related  to the  decision  to sell or
dispose of the Company's lighting subsidiaries and the write off of excess purchase price over net assets acquired for SO Corporation. As a result of the operating losses of SO Corporation, management determined that the carrying value of excess of purchase price over net assets acquired had been impaired as of June 30, 1999. The effect of this determination was to charge against operating earnings (additional loss) of $1,918,851, the unamortized balance as of June 30, 1999. After elimination of revenues and expenses attributable to newly acquired subsidiaries, loss from operations decreased by $614,961, or
27.84 percent.

         Other Income/Expense. Other expense increased $143,734 for the fiscal year ended June 30, 1999. The change was attributable to an increase in interest income of $121,153 offset by an increase of interest expense of $264,887. The interest income arises from notes receivable from newly acquired subsidiaries. The interest expense is related to notes payable on certain long term construction projects added with the acquisition of SO Corporation. After elimination of activity attributable to newly acquired subsidiaries, other income was $163,672 for fiscal year ended June 30, 1999, compared to other expense of $2,117 for the same period in 1998. The change was due to an increase of interest income of $168,453 with little change in interest expense.

         Net Loss. Net loss for the year ended June 30, 1999 increased by $4,690,529, or 211.43 percent from the loss for fiscal year 1998. This resulted in a loss per share of $0.39, compared to the loss per share for fiscal year 1998 of $0.16. The increase in preferred stock dividends of $155,421, accompanied with the reserve taken related to the decision to sell or dispose of the lighting subsidiaries and the write-off of goodwill for SO Corporation, caused the increase in the loss per share. After elimination of revenues and expenses attributable to newly acquired subsidiaries, the increase in net loss was $227,195, or 10.24 percent. This increase was attributable to the $1,010,000 reserve recognized related to the decision to sell or dispose of the lighting subsidiaries.


Liquidity and Capital Resources.

         The Company's cash decreased by $1,192,598 in fiscal year end June 30, 1999, a decrease of 56.98 percent. Working capital was a negative $6,357,699 as of June 30, 1999, compared to a negative $2,693,367 as of June 30, 1998, an increase in negative working capital of $3,664,332. The increased deficit in working capital was largely attributable to the increase in the current portion of notes payable acquired from acquisitions and an increase in accounts payable of approximately $6.8 million, offset by an increase in accounts receivable of approximately $3.7 million.

         Cash flows used in operating activities for the year ended June 30, 1999 were $771,923, compared to $814,280 provided by operating activities for the year ended June 30, 1998. Increases in receivables and decreases in billings in excess of costs and estimated earnings on uncompleted contracts increased the cash used in operations. This increase was partially offset by the increase in accounts payable.

         Cash flows used in investing activities for the fiscal year ended June 30, 1999, were $2,840,421 compared to $1,330,791 for the fiscal year ended June 30, 1998, an increase of $1,509,630. This increase was primarily due to the increase in loans to shareholders acquired with the new subsidiaries. Cash flows provided by financing activities were $2,419,746 for the fiscal year ended June 30, 1999, compared to $2,082,623 for the same period in fiscal 1998, an increase of 16.19 percent. The principal reason for the change from year-to-year was due to the proceeds in July 1998 and February 1999 from the additional private placement of securities to Westar Capital.


         The Company has suffered losses from operations for the past two fiscal years. For the years ended June 30, 1999, and 1998, the Company had net losses of $6,909,011 and $2,218,482, respectively, negative working capital of $6,357,699 and an accumulated deficit of $26,528,421 as of June 30, 1999.
Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for
$2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

Seasonality and Inflation. The Company's business is not significantly affected by seasonality or inflation.

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

Foreign Operations. On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the acquisition and development of potential projects in Panama and Latin America. There was no operating activity through the fiscal year ended June 30, 1999.

Tax Legislation. New tax legislation is not expected to have a material effect on liquidity, financial condition and operations of the Company. The deferred tax asset includes the future benefit of the LTS pre-acquisition deductible temporary differences and net operating losses of $184,100. The deferred asset has been fully reserved through a valuation allowance. Any future tax benefit realized for these items will first reduce any goodwill remaining from this acquisition and then income tax expense.

         At June 30, 1999, the Company has net operating loss carryforwards of approximately $22,686,000, which expire in the years 2006 through 2019. The Company has California net operating loss carryforwards at June 30, 1999 of $1,722,000, which expire in years 2000 through 2004. The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50 percent change in ownership due to various stock transactions.

Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its suppliers' and customers' computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that substantially all software applications currently being used for the financial and operational systems have adequately addressed any year 2000 issues. All hardware systems have been assessed and plans have been developed to address systems modification requirements. The costs incurred to date related to its Year 2000 activities have not been material to the Company, and based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial position. Any risks the Company faces are expected to be external to ongoing operations. The Company has numerous alternative vendors for critical supplies, materials and components. Current vendors and subcontractors who have not adequately prepared for the year 2000 can be substituted in favor of those that have prepared.


Item 7.  Financial Statements.

         The Company's  consolidated  financial statements are attached as pages
          F-1 through F-28.

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



Date: October 8, 1999             By: /s/  RICHARD T. SPERBERG
                                           ------------------------------------
                                           Richard T. Sperberg
                                           Chief Executive Officer (Principal
                                           Executive Officer), Director

Date: October 8, 1999             By: /s/  J. BRADFORD HANSON, CPA
                                           ------------------------------------
                                           J. Bradford Hanson, CPA
                                           Chief Financial Officer, Principal
                                           Financial and Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ONSITE ENERGY CORPORATION


Date: October 8, 1999              By: /s/  CHARLES C. MCGETTIGAN
                                            -----------------------------------
                                            Charles C. McGettigan
                                            Chairman of the Board and
                                            Outside Director


Date: October 8, 1999             By:  /s/  RICHARD T. SPERBERG
                                            -----------------------------------
                                            Richard T. Sperberg
                                            Chief Executive Officer
                                            and Director


Date: October 8, 1999             By:  /s/  S. LYNN SUTCLIFFE
                                            -----------------------------------
                                            S. Lynn Sutcliffe
                                            President and Director


Date: October 8, 1999             By:  /s/  RICHARD L. WRIGHT
                                            -----------------------------------
                                            Richard L. Wright
                                            Senior Vice President and Director


Date: October 8, 1999             By:  /s/  TIMOTHY G. CLARK
                                            -----------------------------------
                                            Timothy G. Clark
                                            Outside Director


Date: October 8, 1999             By: /s/  H. TATE HOLT
                                           -----------------------------------
                                           H. Tate Holt
                                           Outside Director

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



         Independent Auditor's Report ....................................................................F-2

         Consolidated Balance Sheet - June 30, 1999.......................................................F-3

         Consolidated Statements of Operations - For the Years ended
              June 30, 1999 and 1998......................................................................F-4

         Consolidated Statement of Shareholders' Equity (Deficit) - For the Years ended
              June 30, 1999 and 1998......................................................................F-5

         Consolidated Statements of Cash Flows - For the Years ended
              June 30, 1999 and 1998......................................................................F-6

         Notes to Consolidated Financial Statements.......................................................F-7


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders
Onsite Energy Corporation
Carlsbad, California

We have audited the accompanying consolidated balance sheet of Onsite Energy Corporation and subsidiaries (the "Company") as of June 30, 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onsite Energy Corporation and subsidiaries at June 30, 1999 and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit of $6,357,699, and an accumulated deficit of $26,528,421. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
September 3, 1999

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999
                                     ASSETS

       Current Assets:
           Cash                                                                                     $          900,408
           Accounts receivable, net of allowance for doubtful accounts of $35,000                            6,071,729
           Inventory                                                                                           185,562
           Capitalized project costs                                                                           147,022
           Costs and estimated earnings in excess of billings on uncompleted contracts                       1,109,315
           Other current assets                                                                                 50,634
                                                                                                     -----------------

              TOTAL CURRENT ASSETS                                                                           8,464,670

           Cash-restricted                                                                                     147,838
           Property and equipment, net of accumulated depreciation and amortization of $1,258,000            1,413,918
           Other assets                                                                                        101,483
                                                                                                     -----------------

              TOTAL ASSETS                                                                          $       10,127,909
                                                                                                     =================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

       Current liabilities:
           Note payable - related party                                                           $            211,914
           Notes payable                                                                                     2,499,455
           Accounts payable                                                                                  9,035,325
           Billings in excess of costs and estimated earnings on uncompleted contracts                       1,445,790
           Accrued expenses and other liabilities                                                            1,394,024
           Liabilities in excess of assets held for sale                                                       235,861
                                                                                                     ------------------

              TOTAL CURRENT LIABILITIES                                                                     14,822,369

       Long-Term Liabilities:
           Accrued future operation and maintenance costs associated with energy services
           agreements                                                                                          324,010
                                                                                                     -------------------
              TOTAL LIABILITIES                                                                             15,146,379
                                                                                                     -------------------

       Commitments and contingencies (Notes 2, 3, 4, 8, 11, 12, 14, 15, 20)

       Shareholders' Equity (Deficit):
           Preferred Stock, Series C, 842,500 shares authorized, 649,120 issued and
            outstanding (Aggregate $3,245,600 liquidation preference)                                              649
           Preferred Stock, Series D, 157,500 shares authorized, issued and outstanding and held
            in escrow                                                                                                -
           Common Stock, $.001 par value, 24,000,000 shares authorized:
           Class A common stock, 23,999,000 shares authorized, 18,584,853 issued and
            outstanding                                                                                         18,585
           Class B common stock, 1,000 shares authorized, none issued and outstanding                                -
           Additional paid-in capital                                                                       25,583,816
           Notes receivable - shareholders                                                                  (4,093,099)
           Accumulated deficit                                                                             (26,528,421)
                                                                                                     ------------------
              TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                          (5,018,470)
                                                                                                     ------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                         $       10,127,909
                                                                                                     ==================
The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 1999 and 1998

                                                                        1999                   1998
                                                                  -----------------     -------------------

       Revenues                                                       $ 43,557,902            $ 12,267,148

       Cost of sales                                                    35,118,295              10,057,277
                                                                  -----------------     -------------------

           Gross margin                                                  8,439,607               2,209,871

       Selling, general, and administrative expenses                    11,193,561               3,879,237
       Depreciation and amortization expense                             1,074,855                 539,499
       Reserve on sale or disposal of subsidiary                         1,010,000                       -
       Impairment of excess of purchase price
           over net assets acquired                                      1,918,851                       -
                                                                  -----------------     -------------------

            Operating loss                                              (6,757,660)             (2,208,865)
                                                                  -----------------     -------------------

       Other income (expense):
          Interest expense                                                (292,287)                (27,400)
          Interest income                                                  146,436                  25,283
                                                                  -----------------     -------------------

            Total other expense                                           (145,851)                 (2,117)
                                                                  -----------------     -------------------

       Loss before provision for income taxes                           (6,903,511)             (2,210,982)

       Provision for income taxes                                            5,500                   7,500
                                                                  -----------------     -------------------

       Net loss                                                       $ (6,909,011)           $ (2,218,482)
                                                                  =================     ===================

       Net loss allocated to common shareholders                      $ (7,113,579)           $ (2,267,629)
                                                                  =================     ===================

       Basic and diluted loss per common share:                         $    (0.39)             $    (0.16)
                                                                  =================     ===================

       Weighted average number of shares
          used in per common share calculation:                                                 13,790,185
                                                                        18,469,094
                                                                  =================     ===================


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended June 30, 1999 and 1998

                               Common Stock                    Preferred Stock
                               ------------------------------------ --------------------------------------------------------------
                               Class A               Series C         Series D
                               ------------------------------------ -------------------------------- -----------------------------
                                                                                                                          Total
                                                                               Additional     Notes         Accum-     Shareholders
                                                                                 Paid-In    Receivable-     ulated        Equity
                               Shares    Amount   Shares  Amount Shares Amount   Capital    Shareholders   Deficit      (Deficit)
                               -------- -------- -------- ------ ------ ------ ----------- -------------- ------------ ------------
Balances July 1, 1997        10,944,172 $ 10,944        - $  -     -    $ -    $17,052,961 $          -   $(17,147,213) $   (83,308)

Issued to Onsite 401k Plan       49,912       50        -    -     -      -         17,399            -              -       17,449

Issued pursuant to private
 offering net of expenses     2,000,000    2,000        -    -     -      -        951,542            -              -      953,542

Stock issued for acquisitions 4,940,000    4,940        -    -     -      -      4,031,923            -              -    4,036,863

Exercise of stock options       309,104      309        -    -     -      -         86,854            -              -       87,163

Sale of Series C preferred
 stock                                -        -  200,000  200     -      -        999,800            -              -    1,000,000
Series C preferred stock
 dividend                             -        -    8,205    8     -      -         49,139            -        (49,147)           -

Compensation recognized upon
 issuance of warrants                 -        -        -    -     -      -         18,980            -              -       18,980
Notes receivable from
 shareholders acquired in
 acquisitions                         -        -        -    -     -      -              -   (1,335,217)             -   (1,335,217)
Net Loss                              -        -        -    -     -      -              -            -     (2,218,482)  (2,218,482)
                            ------------ --------- ------- ----  ---- -----    -----------  -----------    ------------ ------------

Balances June 30, 1998     $ 18,243,188   18,243  208,205 $208     -  $   -    $23,208,598  $(1,335,217)  $(19,414,842)  $2,476,990


Exercise of stock options        75,334       75        -    -     -      -         23,404            -              -       23,479

Issued to Onsite 401k Plan      266,331      267        -    -     -      -        147,687            -              -      147,954

Series C preferred stock
 dividend                             -        -   40,915   41     -      -        204,527            -       (204,568)           -
Sale of Series C preferred
 stock                                -        -  400,000  400     -      -      1,999,600            -              -    2,000,000
Notes receivable from
 shareholders acquired in
 acquisitions                         -        -        -    -     -      -              -   (2,757,882)             -   (2,757,882)

Net Loss                              -        -        -    -     -      -              -            -     (6,909,011)  (6,909,011)
                            ----------- -------- -------- ----  ----   -----   -----------  -----------   ------------  ------------
Balances June 30, 1999       18,584,853  $18,585  649,120 $649     -   $  -    $25,583,816  $(4,093,099)  $(26,528,421) $(5,018,470)


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1999 and 1998

                                                                               1999                     1998
                                                                       ---------------------    ---------------------
    Cash flows from operating activities:

      Net loss                                                         $        (6,909,011)     $       (2,218,482)
      Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
           Amortization of excess purchase price over net assets
            acquired                                                               502,390                 280,927
           Adjustment resulting from impairment in estimated carrying
            value of excess purchase price over net assets acquired              1,918,851

           Amortization of acquired contract costs                                  50,196
                                                                                                                 -
           Estimated loss on disposal of subsidiary                              1,010,000
                                                                                                                 -
           Accrued future operation and maintenance costs                          (39,174)                 43,927
           Provision for bad debts                                                  35,000                  30,192
           Depreciation                                                            572,465                 258,572
           Compensation recognized upon issuance of stock warrants                       -                  18,980


           Accounts receivable                                                  (3,780,739)               (781,792)
           Increase in costs and estimated earnings
             in excess of billings on uncompleted contracts                       (252,419)               (225,324)
           Inventory                                                                (7,347)                 (5,758)
           Other assets                                                             44,100                (435,120)
           Cash-restricted                                                           9,998                 115,331
           Accounts payable                                                      6,847,535               1,351,806
           Increase (decrease) in billings in excess of costs
             and estimated earnings on uncompleted contracts                    (1,124,173)              1,739,390
           Accrued expenses and other liabilities                                  164,117                 641,631
           Deferred income                                                         186,288                       -
                                                                       ---------------------    ---------------------

                 Net cash provided by (used in) operating activities              (771,923)                814,280
                                                                       --------------------    ---------------------

    Cash flows from investing activities:
           Purchases of property and equipment                                     (82,539)               (119,075)
           Loan to shareholders                                                 (2,757,882)                 (7,911)
           Acquisition of businesses, net of cash acquired                               -              (1,203,805)
                                                                       ---------------------    ---------------------

                 Net cash used in investing activities                          (2,840,421)             (1,330,791)
                                                                       ---------------------    ---------------------
    Cash flows from financing activities:
           Proceeds from notes payable                                           1,178,108                 290,000
           Proceeds from issuance of common stock                                        -                 953,542
           Proceeds from issuance of preferred stock                             2,000,000               1,000,000
           Proceeds from exercise of stock options                                  23,479                  87,163
           Repayment of notes payable - related party                             (256,415)                (46,804)
           Repayment of notes payable                                             (525,426)               (201,278)
                                                                       ---------------------    ---------------------

                 Net cash provided by financing activities                       2,419,746               2,082,623
                                                                       ---------------------    ---------------------
    Net increase (decrease) in cash                                             (1,192,598)              1,566,112
    Cash, beginning of year                                                      2,093,006                 526,894
                                                                       ---------------------    ---------------------
    Cash, end of year                                                  $           900,408      $        2,093,006
                                                                       =====================    =====================
    Supplemental disclosures of non-cash transactions:
           Payment of Series C Preferred Stock dividends
            with Series C Preferred stock                              $           204,568      $           49,147
                                                                       =====================    =====================
           Payment of accrued liabilities with common stock            $           147,954      $           17,449
                                                                       =====================    ====================
           Liabilities accrued for acquisition costs                   $                 -      $          285,594
                                                                       =====================    ===================
           Fair market value of assets, less liabilities of
            businesses acquired with common stock                      $                 -      $        4,036,863
                                                                       =====================    =====================

    Supplemental disclosures of cash transactions:
           Interest paid                                               $           312,110      $           33,385
                                                                       =====================    =====================
           Income taxes paid                                           $             5,500      $           36,175
                                                                       =====================    =====================

The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and Nature of Operations:

     Onsite Energy Corporation, which does business as ONSITE SYCOM Energy Corporation (the "Company"), is an energy efficiency services company ("ESCO") that develops, designs, constructs, owns and operates comprehensive energy efficiency and on-site generation projects and assists customers in reducing the cost of purchased electricity and fuel. The Company also offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. In addition, the Company offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

     The Company was formed pursuant to a reorganization between Western Energy Management, Inc., a Delaware corporation ("WEM"), and Onsite Energy, a California corporation, which was effective February 15, 1994.

     In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), which was renamed OBS and subsequently changed its name to Onsite Energy Services, Inc. ("OES") (see Note 4). OES provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

     In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States Armature") through a newly formed subsidiary Onsite/Mid-States, Inc. ("OMS") (see Note 4). OMS provides specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa, and Oklahoma.

     On April 8, 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation to facilitate the acquisition of potential projects in Panama and Latin America. As of June 30, 1999, there has been no operating activity in this subsidiary.

     In June 1998,  the Company  acquired  Lighting  Technology  Services,  Inc.
     ("LTS") (see Note 4). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to the Company and other ESCOs primarily in Southern California.

     On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC through a newly-formed subsidiary SYCOM ONSITE Corporation ("SO Corporation") (See Note 4). SO Corporation is also an ESCO with customers primarily on the east coast of the United States.

     Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI") for the purpose of acquiring substantially all of the assets of REEP, Inc. for assumption of certain liabilities (see Note 4). The aquired assets were allocated between REEP and ERSI. REEP provides residential energy services while ERSI is a commercial lighting contractor.

     Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Revenue Recognition

     Revenues on development and construction of energy efficiency projects are recorded using the percentage of completion method. Under this method, the revenue recognized is that portion of the total contract price that the cost expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. The implementation period for a typical project is approximately three to six months. The implementation period for larger projects (those in excess of $2,000,000) can range from six to twenty four months.

     When the total estimated costs to complete a project exceed the total contract amount, thereby indicating a loss, the entire anticipated loss is recognized currently.

     In addition to the installation of energy savings measures at a customer site, the Company is generally engaged to provide measurement and verification ("M&V") services of actual savings as compared to expected, or estimated savings identified in the engineering, or pre-implementation stages of the contract. This service is typically performed for the purpose of billing the local host utility for incentive payments due to either the customer and/or the Company based upon achieved savings. The Company generally performs M&V as a separate service to the construction contract for which it is compensated as services are rendered. Revenue related to the M&V services are recognized as the services are performed. Revenue arising from the Company's share of utility incentive payments is recognized in the period that actual savings are achieved.

     Revenues for consulting, development, management, marketing and other similar services are recognized as the services are performed.

     Operation and Maintenance Agreements

     Commencing July 1, 1993, the Company, on a limited basis, began entering into long term operation and maintenance ("O&M") M&V agreements with some of its customers. These agreements, where they exist, are components of the construction contracts that provide for ongoing service on the installed energy efficiency projects. These agreements are entered into as a condition of the implementation contract and are not a primary service of the Company and are accounted for as a component cost on the installed energy efficiency project. In the instances where estimated costs exceed estimated revenue, the Company discounts the estimated future deficit cash flows at an appropriate long-term interest rate and recognizes expense and a related liability in its financial statements during the construction period. In instances where revenues associated with the operation and maintenance exceed estimated costs, the
revenues   are    recognized    as    services    are

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     performed. Estimated costs associated with these revenues are accrued at the time the revenues are recognized. As of June 30, 1999, the total liability for deferred operations and maintenance costs is $426,185, of which $102,175 is expected to be incurred in the next fiscal year.

     Cash and Cash Equivalents

     The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 1999 and 1998, there were no cash equivalents outstanding.

     Restricted Cash

     Restricted cash consists of amounts on deposit with financial institutions for the purpose of securing performance milestones under one of the
     Company's demand side management ("DSM") contracts and for project implementation commitments. Under the DSM deposit, funds become available to the Company over a period of 12 to 36 months following completion of the last contract provided certain conditions and milestones are achieved (December 1999). In the event that conditions or milestones are not achieved, the Company may be required to forfeit its right to some or all of the funds on deposit. As of June 30, 1999, the Company has $43,000 reserved for funds that have a low probability of return. Of the remaining balance of $147,838, the Company believes that all conditions and milestones will be achieved and that no additional funds under these projects will be subject to forfeiture.

     Inventory

     Inventory consists of materials for use in installation and maintenance of energy efficiency projects and are stated at the lower of cost, determined by the first-in, first-out method, or market.

     Property and Equipment

     Property and equipment are recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the assets estimated useful lives ranging from five to 31.5 years. Leasehold improvements and leased equipment are amortized over the useful life or term of the respective lease, whichever is less. When an asset is sold or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recognized currently.

     Excess of Purchase Price Over Net Assets Acquired

     Excess of purchase price over net assets acquired ("Goodwill") represents the purchase price in excess of the fair value of the net assets of acquired businesses and is being amortized using the straight-line method over its estimated useful life. The carrying value is evaluated at least annually. The Company considers current facts and circumstances, including

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     expected future operating income and cash flows to determine whether it is probable that impairment has occurred. As a result of the operating losses of SO Corporation, management determined that the carrying value of excess of purchase price over net assets acquired had been impaired as of June 30, 1999. The effect of this determination was a charge against earnings (additional loss) of $1,918,851, the unamortized balance as of June 30, 1999.

     Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Earnings Per Common and Common Equivalent Share

     Basic earnings per share excludes dilution and is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders was calculated by adding $204,568 and $49,147 of preferred stock dividends to net loss for the years ended June 30, 1999 and 1998, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options, warrants and preferred stock convertible to an aggregate of 23,692,958 and 20,827,116 for the years ending June 30, 1999 and 1998, respectively were excluded in the earnings per share computation because their effect was anti-dilutive.

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

     Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     value method as prescribed by FASB 123.

     Impact of Recently Issued Standards

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FASB133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was amended by FASB No. 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ended June 30, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

     FASB Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued in 1998. FASB Statement No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" and FASB Statement No. 136, "Transfers of Assets to a Not-for-Profit
     Organization or Charitable Trust That Raises or Holds Contributions for Others" were issued in 1999. These pronouncements are not expected to impact the Company regarding future financial statement disclosures, results of operations or financial position.

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

     Fair Value of Financial Instruments

     The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is its demand value which is equal to its carrying value. The fair value of notes payable are based upon borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. As of June 30, 1999, the estimated fair values of notes payable approximate their carrying values.

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

     Reclassification

     Certain reclassifications have been made to the consolidated financial statements for the year ended June 30, 1998 to conform with the current year presentation.

3.       Basis of Presentation

     As shown in the accompanying financial statements, the Company has suffered losses from operations for the past two fiscal years. For the years ended June 30, 1999, and 1998, the Company had net losses of $6,909,011 and $2,218,482, respectively, negative working capital of $6,357,699 and an accumulated deficit of $26,528,421 as of June 30, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     The Company's ability to continue as a going conern is dependent on its ability to obtain necessary working capital and ultimately achieve
     profitable operations, none of which can be assured.   The accompanying
     consolidated financial statements do not include any adjustments relating to the recoerability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

4.       Acquisitions

     On October 28, 1997, the Company entered into a Plan and Agreement of Reorganization with Westar Capital to acquire Westar Capital's wholly-owned subsidiary WBS (now OES). The Company acquired all of WBS's issued and outstanding stock in exchange for 1,700,000 shares of the Company's Class A Common Stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and Westar Capital. On March 31, 1998, the Company released an additional 800,000 shares of Class A Common Stock from an escrow established pursuant to the Plan and Agreement. The subsequent stock issuance was valued at the average of the bid and ask stock prices on the date of issuance. The transaction was accounted for as a purchase and accordingly the inclusion of the operations of OES in the consolidated operations commenced on the acquisition date. The resulting purchase price including acquisition costs was $1,498,716 which resulted in no amounts being allocated to excess of purchase price over assets acquired.

     In February 1998, OES acquired the operating assets of Mid-States Armature for $290,000 through its newly created subsidiary, OMS. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of OMS in the consolidated operations commenced on the acquisition date.

     Effective June 13, 1998, the Company acquired all of the outstanding common shares of LTS, in exchange for 690,000 shares of the Company's Class A Common Stock plus $500,000. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and LTS. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of LTS in the consolidated operations commenced on the acquisition date. The resulting purchase price including acquisition costs was $995,788 which resulted in $1,445,922 being allocated to excess of purchase price over net assets acquired. The excess of purchase price over net assets acquired was being amortized over a period of 60 months beginning July 1998. Subsequent to its fiscal year end, the Company made a decision to explore the sale or disposition of its lighting subsidiaries. A reserve for the sale or disposition of the lighting subsidiaries was recorded at June 30, 1999 in the amount of $1,010,000.

     On June  30,  1998,  the  Company  acquired  all the  assets  and  specific liabilities of SYCOM Enterprises, LLC ("SYCOM, LLC") through a newly-created subsidiary (SO Corporation) in exchange for 1,750,000 shares of the Company's Class A Common Stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and SYCOM, LLC. In addition, under a Sale and Noncompetition Agreement SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P., affiliates of SYCOM, LLC, in exchange for the right to receive 157,500 shares of Series D Convertible Preferred Stock ("Series D Stock") that is convertible into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock (including the shares of the Company's Class A Common Stock into which the Series D Stock is convertible) will be held in escrow and will be released if and when: (i) the market value of the Company's Class A Common Stock reaches $2.00 per share; (ii) annualized after-tax earnings total $0.15 per share (including the Class A Common Shares into which the Series D Stock is convertible) over four consecutive quarters; and (iii) certain debts of

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     SYCOM Corporation and SYCOM Enterprises, L.P. (including those to the Company and its affiliates) have been satisfied. These share values and earnings thresholds increase by 10 percent per year after December 31, 1999. Pursuant to the terms of a Share Repurchase Agreement, the Company may repurchase the escrowed Series D Stock (including the Company's Class A Common Stock into which the Series D Stock is convertible) for $0.001 per share if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement shall be achieved. The Company also may repurchase the escrowed Series D Stock (and the Company's Class A Common Stock into which the Series D Stock is convertible) during the 30 day period prior to the scheduled release date (that is, June 30, 2006) if any one of the specified conditions for release of the Series D Stock has not been satisfied. Due to the uncertainty of the ultimate issuance of the preferred shares, no value will be attributed to such preferred shares until they are released from escrow.

     The Company has agreed to make loans to SYCOM Corporation and SYCOM Enterprises, L.P. from time to time equal to their general and administrative expenses and debt service to third parties with interest at
     9.75 percent per annum. (See Note 11). The Company may require immediate repayment of such loans if certain earnings thresholds are not met. If the Company requires immediate repayment, then certain third party debt owing by SYCOM Corporation and/or SYCOM Enterprises, L.P. must be repaid by a like amount. The debt repayment to the Company can be in the form of cash or a reduction in the number of the escrowed shares of the Series D Stock (or Class A Common Stock into which the Series D Stock can be converted). The debt repayment to the third party lender can be in the form of cash or a distribution of the escrowed shares of the Series D Stock (or Class A Common Stock into which the Series D Stock can be converted).

     In addition, the Company agreed to pay $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock which are currently exercisable at $0.4185 per share, through June 30, 2003, to entities affiliated with a director of the Company as consideration for services rendered in connection with the acquisition. The Company recognized $92,016 related to these warrants which was accounted for as additional purchase price. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of SO Corporation in the consolidated operations commenced on the acquisition date. The resulting purchase price including acquisition costs was $2,060,439 with $2,132,056 being allocated

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     to excess of purchase price over net assets acquired. As a result of the operating losses of SO Corporation, a further evaluation of the carrying value of excess purchase price over net assets acquired as of June 30, 1999 resulted in the write-off of $1,918,851 through a charge to earnings.

     Effective April 1, 1999, the Company, through two newly formed entities, REEP Onsite, Inc. and ERSI Onsite, Inc., acquired substantially all of the assets of REEP, Inc. for assumption of certain liabilities.


     The following presents pro forma information as if the April 1, 1999 acquisitions described immediately above occurred on July 1, 1997:

                                                                  Year Ended                 Year Ended
                                                                 June 30, 1999              June 30, 1998
                                                                 -------------              -------------

   Revenue                                                    $     45,391,000          $     41,212,000
                                                              =================          ================

   Operating Income (Loss)                                    $     (6,942,000)         $    (10,310,000)
                                                              =================         ==================

   Net Loss                                                   $     (7,205,000)         $    (12,751,000)
                                                              =================         ==================

   Basic and Diluted loss per common share                    $          (0.39)          $         (0.79)
                                                              =================          =================


5.   Accounts Receivable

     Accounts Receivable consisted of the following as of June 30, 1999:

           Contracts Receivable:
                      Completed Contracts                         $     705,561
                      Contracts in Progress                           4,077,057

            Trade receivables                                         1,324,111

            Less:  Allowance for doubtful accounts                      (35,000)
                                                                   -------------

            Total                                                 $   6,071,729
                                                                   ============

6.   Costs and Estimated Earnings on Uncompleted Contracts

     Costs and estimated earnings on contracts as of June 30, 1999, consisted of the following:

           Costs incurred                                        $   28,496,874
           Estimated earnings                                         7,477,447
                                                                   -------------
                                                                     35,974,321
           Less:  Billings to date                                  (36,310,796)
                                                                   ------------

                                                                  $    (336,475)
                                                                   =============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


           Included in the accompanying Balance Sheet
              under the following captions:
              Costs and estimated earnings in excess of billings
                 on uncompleted contracts                        $    1,109,315
              Billings in excess of costs and earnings on
                 uncompleted contracts                               (1,445,790)
                                                                  --------------

                                                                 $     (336,475)
                                                                  ==============


Property and Equipment

     Property and equipment at June 30, 1999 consisted of:



                                                                                   Estimated Useful Lives
                                                                                 ---------------------------
            Office  furniture and equipment                  $        1,287,071           5-7 years
            Land                                                         44,000              -
            Building                                                     80,000          31.5 years
            Water treatment plants                                      993,517    Contract life (50 to 56
                                                                                          months)
            Equipment and tools                                         201,832          7-10 years
            Vehicles                                                     23,674            5 years
            Leasehold improvements                                       41,824          5-20 years
                                                         ------------------------

                                                             $        2,671,918
            Less:  Accumulated Depreciation                          (1,258,000)
                                                         ------------------------
                                                             $        1,413,918
                                                         ========================


Depreciation expense amounted to $572,465 and $258,572 for the years ended June 30, 1999 and 1998, respectively.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



8.   Notes Payable

     Notes payable at June 30, 1999, consisted of the following:

           Note payable with payments due upon completion of certain contractual milestones with interest at 18.0%, past due, collateralized
             by accounts receivable and other assets                                     $         69,049

           Notes  payable  with   payments  due  upon   completion   of  certain
             contractual milestones with interest at 12.5% to 18%, collateralized
             by accounts receivable and other assets                                            2,430,406
                                                                                         ----------------

                                                                                         $      2,499,455
                                                                                         ================


9.   Note Payable - related party

     Note payable - related party at June 30, 1999 consisted of the following:

           Note payable due on demand to related party, interest at
              12.0% per annum                                                                     211,914
                                                                                         ----------------

                                                                                         $        211,914
                                                                                         =================

10.  Accrued expenses and other liabilities

     At June 30, 1999, accrued expenses and other liabilities consisted of the following:

           Payroll and related payroll taxes                                              $       266,798
           Accrued job costs                                                                      305,912
           Accrued utility commitments                                                            448,497
           Accrued interest                                                                        49,054
           Deferred income                                                                        216,136
           Accrued operation and maintenance costs associated with energy
           services agreements                                                                    102,175
           Other accrued liabilities                                                                5,452
                                                                                           ---------------

                                                                                          $     1394,024
                                                                                           ===============


11.  Shareholders' Equity

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

     On July 14, 1998 and February 12, 1999, the Company exercised its right under the Stock Subscription Agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2 million.

     Class A and Class B Common Stock

     Holders of Class A Common Stock are entitled to one vote per share for the election of directors and other corporate matters which shareholders are entitled or permitted to vote. Holders of Class B Common Stock shall not be entitled to vote but are entitled to receive dividends ratably with Class A Common Stock when and as declared by the Board of Directors. As of June 30, 1999, there were no shares of Class B Common Stock issued and outstanding.

     Warrants

     On September 11, 1997, the Company issued warrants to purchase 525,988 shares of Class A Common Stock at $0.1875 per share, which expire on September 11, 2002, to an officer and to an entity affiliated with a director as consideration for posting collateral and guaranteeing performance bonds. The Company recognized $18,980 in expense related to these warrants.

     On June 30, 1998, the Company agreed to pay $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock which are exercisable at $0.4185 per share, through June 30, 2003, to entities affiliated with a director as consideration for services rendered in the acquisition of the assets of SYCOM, LLC. The Company recognized $92,016 related to these warrants which was accounted for as additional purchase price of SO Corporation.

     As of June 30, 1999, the Company has issued and outstanding a total of 685,998 warrants to purchase shares of its Class A Common Stock. The exercise prices range from $0.1875 to $0.4185 per share with expiration dates ranging from September 2002 through June 2004.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     Preferred Stock

     On October 23, 1997, the Company amended its Certificate of Incorporation to eliminate the Series A and B Convertible Preferred Stock.

     Each holder of a share of Series C Convertible Preferred Stock ("Series C") is entitled to one vote per share for each share of Class A Common Stock that Series C is convertible into and to an annual dividend at the rate of
     9.75 percent of the Series C liquidation preference ($5.00 per share) payable quarterly. Dividends are cumulative. Each share of Series C is convertible at the option of the holder into five shares of Class A Common Stock. Dividends in the amount of $204,568 and $49,147 were paid in the form of 40,915 and 8,205 shares, respectively, of Series C during the years ended June 30, 1999 and 1998, respectively.

     Holders of Series D Convertible Preferred Stock ("Series D") are not entitled to dividends or to vote. Each share of Series D is convertible, at the option of the holder, into 100 shares of Class A Common Stock. All shares of Series D are held in escrow (see Note 4).

     Notes Receivable - Shareholders

     As of June 30, 1999, Notes Receivable - Shareholders - includes receivables with the previous owners of LTS, who are current employees and directors of LTS, in the amount of $305,626. Such loans accrue interest at 10 percent per annum and are due in March 2003.

     Also included are amounts due from affiliates of SYCOM, LLC in the amount of $3,787,473. Some of the amounts accrue interest at 9.75 percent per annum, are due on or before June 30, 2006 and are collateralized by certain assets of an affiliate of SYCOM, LLC. (Additionally, see Note 4.)

12.  Stock Option Plans:

     WEM 1991 Non-Statutory Stock Option Plan

     Effective February 15, 1994, Onsite adopted the WEM 1991 Non-Statutory Stock Option Plan (the "1991 Plan"). The 1991 Plan provides for the granting of options to non-employee directors, officers, employees and consultants to purchase up to 160,000 shares of the Company's Class A Common Stock. The maximum term for grants under the 1991 Plan is 10 years with a maximum vesting period of three years. The 1991 Plan is administered by a committee of outside directors appointed by the Board of Directors.

     There was no option activity under the 1991 plan for the years ended June 30, 1999 or 1998. As of June 30, 1999, all 85,000 options outstanding under the plan were exercisable at $5.3125 through January 15, 2003.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     The Onsite 1993 Stock Option Plan

     During fiscal year 1994, the Company adopted the Onsite 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan, as amended, provides for the granting of options to directors, officers, employees and consultants to purchase up to 3,300,000 shares of Class A Common Stock and is administered by a committee of outside directors appointed by the Board of Directors. The maximum term for grants under the 1993 Plan is 10 years with a maximum vesting period of three years for options granted prior to June 10, 1998. Any grants subsequent to June 10, 1998 have a maximum vesting period of four years.

     As of June 30, 1999, the status of the 1993 Plan was as follows:


                                           Outstanding              Exercise Price          Exercisable
                                              Options                 Per Share               Options
                                        --------------------------------------------------------------------
         July 1, 1997                         2,456,725         $0.24   -  $5.3125            1,729,593
                                        =====================                           ====================

              Options granted                   880,954         $0.23   -  $0.9063
              Options exercised                (206,004)        $0.25   -  $0.5000
              Options cancelled                (133,417)        $0.25   -  $0.2956
                                        ---------------------

          June 30, 1998                       2,998,258         $0.23   -  $5.3125            1,596,651
                                        =====================                           ====================

              Options granted                   394,000          $0.36  -  $1.2180
              Options exercised                 (75,334)         $0.25  -  $0.5000
              Options cancelled                (326,691)         $0.25  -  $1.1250
                                        ---------------------

          June 30, 1999                       2,990,233          $0.23  -  $5.3125            1,588,626
                                        =====================                           ====================

At June 30, 1999, no additional options were available for granting to purchase shares of Class A Common Stock.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


A summary of option transactions under the 1993 plan during the years ended June 30, 1999, and 1998, is as follows:

                                                           Weighted-Average
          Fixed Options              Shares                 Exercise Price
      -----------------------  ---------------------     ----------------------

          July 1, 1997              2,456,725                $     0.5789
                                  ==============

              Granted                 880,954                $     0.6224
              Exercised              (206,004)               $     0.2752
              Cancelled              (133,417)               $     0.2797
                                  --------------
         June 30, 199               2,998,258                $     0.6259
                                  ==============

              Granted                 394,000                $     0.5364
              Exercised               (75,334)               $     0.3302
              Cancelled              (326,691)               $     0.5289
                                  -------------
           June 30, 1999            2,990,233                $     0.6326
                                  =============

     The weighted average contractual life for all options as of June 30, 1999, was approximately six years, with exercise prices ranging from $0.23 to $5.31.

     Proforma Information

     As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1999 and 1998 consistent with the provisions of FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                            Year Ended June 30,
                                             1999              1998
                                      ------------------ -----------------

              Net Loss                 $ (7,524,941)       $ (2,480,017)
                                      ================== =================
              Basic and Diluted Loss
                 Per Common Share      $      (0.41)       $      (0.18)
                                      ==================  ================

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions: expected volatility of 117.83 percent, 116.8 percent for grants during the year ended June 30, 1998, an expected life of three years for option shares, no dividends would be declared during the expected term of the options, and a risk-free interest rate using the monthly U.S. Treasury T-Strip Rate at the option grant date for fiscal years ended 1999, and 1998, respectively.

     The weighted-average fair value of stock options granted to employees during the years ended June 30, 1999 and 1998, was $0.38 and $0.36, respectively.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     SYCOM Non Plan Options

     During fiscal year 1999, the Company issued stock options that were not part of the 1993 Plan (the "Non-Plan Options"). The maximum term for Non-Plan Option grants is five years with a maximum vesting period of four years.

     As of June 30, 1999, the status of the Non-Plan Options was as follows:



                                              Outstanding         Exercise Price       Exercisable
                                                 Options              Per Share          Options
                                        --------------------- --------------------  -----------------

          June 30, 1998                           -                                          -
                                        =====================                         ===============

              Options granted                  899,126          $0.3850 - $0.8125      765,126
              Options exercised                      -                                       -
              Options cancelled                (11,000)         $0.4185 - $0.8125            -
                                        ---------------------

          June 30, 1999                        888,126          $0.3850 - $0.5465      765,126
                                        =====================                         ===============


13.  Income Taxes

     Income tax expense for the years ended June 30, 1999 and 1998, is comprised of the following:

       Year ended June 30, 1999             Current                Deferred                  Total
                                       -----------------     ---------------------    --------------------
             Federal                   $         -            $        -               $        -
             State                           5,500                     -                    5,500
                                       -----------------     ---------------------    --------------------
                                       $     5,500            $        -               $    5,500
                                       =================     =====================    ====================

       Year ended June 30, 1998             Current                 Deferred                 Total
                                       -----------------     ---------------------    --------------------
             Federal                   $         -            $        -               $        -
             State                           7,500                     -                    7,500
                                       -----------------     ---------------------    --------------------
                                       $     7,500            $                 -      $    7,500
                                       =================     =====================    ====================



                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     The actual income tax expense differs from the "expected" tax (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34 percent for each period) as follows:


                                                                       1999                   1998
                                                                -------------------    -------------------
          Amount of expected tax (benefit)                       $  (2,347,100)          $ (751,800)
          Non-deductible expenses                                      450,000               13,900
          State taxes, net                                               3,600                4,900
          Effect of change in state tax rate                                 -               27,600
          Change in valuation allowance for deferred
             tax assets                                              1,899,000              712,900
                                                                ===================    ===================
                Total                                             $      5,500              $ 7,500
                                                                ===================    ===================

     The components of the net deferred tax asset recognized as of June 30, 1999 and 1998, are as follows:

                                                                        1999                   1998
                                                                -------------------    -------------------
          Current deferred tax assets (liabilities):
                Litigation settlement accrual                    $       6,800          $    16,000
                Deferred operation and maintenance
                    reserve                                            169,800              185,400
                Vacation accrual                                        70,100               44,400
                Inventory reserve                                       26,200                6,000
                Book compensation on issuance of
                    stock options                                            -                7,600
                Allowance for doubtful accounts                         14,400                6,000
                Other                                                      800                  600
                                                                -------------------    -------------------
                                                                       288,100              266,000
                Valuation allowance                                   (288,100)            (266,000)
                                                                -------------------    -------------------
                    Net current deferred tax asset               $           -           $        -
                                                                ===================    ===================


                                                                       1999                   1998
                                                                -------------------    -------------------
          Long-Term deferred tax assets (liabilities):
                Net operating loss carryforwards                  $  7,865,500           $6,943,200
                Goodwill due to difference in
                    amortization                                     1,202,100              453,300
                Depreciation                                               700             (137,100)
                Alternative minimum tax credit                          11,200               11,200
                Other                                                      900                  800
                                                                -------------------    -------------------
                                                                     9,080,400            7,271,400
                Valuation allowance                                 (9,080,400)          (7,271,400)
                                                                ===================    ===================
                    Net current deferred tax asset                $          -           $        -
                                                                ===================    ===================



     The deferred tax asset includes the future benefit of the LTS pre-acquisition deductible temporary differences and net operating losses of $184,100. The deferred asset has been fully reserved through the valuation allowance. Any future tax benefit realized for these items will first reduce any goodwill remaining from this acquisition and then reduce income tax expense.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     The deferred tax asset also includes the future benefit of the tax deduction for the exercise of stock options of $33,000. The deferred asset is fully reserved through the valuation allowance. Any future tax benefit realized for this item will be a credited to paid-in capital.

     At June 30, 1999, the Company has net operating loss carryforwards of approximately $22,686,000, which expire in the years 2006 through 2019. The Company has California net operating loss carryforwards at June 30, 1999 of $1,722,000, which expire in years 2000 through 2004.

     The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50 percent change in ownership due to various stock transactions.

14.  Related Parties


     During the fiscal year ended June 30, 1999, the Company paid one director of the Company professional fees in the amount of $14,535.


     As of June 30, 1999, OES has outstanding accounts receivable with Western Resources, Inc., the parent company of a shareholder of the Company, in the amount of $47,415 in relation to water treatment plants in Lawrence, Kansas and Tecumseh, Kansas. OES has recognized $471,336 in revenue related to these water treatment facilities.


     Westar Capital has guaranteed any shortfalls of energy savings on the Company's contract with one customer. Such guaranty is backed by an insurance police purchased by the Company for a short fall of energy savings. In addition, Westar Capital and an affiliate have indemnified a bonding company for bid and performance bonds obtained by the Company.


     Also see Notes 9 and 11.


15.  Commitments and Contingencies

     Leases

     The  Company  leases its  administrative  facility  under a  noncancellable operating lease expiring in 2001 with a three-year renewal option. As of August 1, 1998, the Company increased its office space that is included under the current lease. The Company expanded its regional offices to include San Ramon, California, where office space is rented on a three year lease that expires March 2001. The Company also leases on a month by month
     basis a 250 square foot storage facility in Carlsbad, California.   OES
     leases office space that has a one year lease with an option to renew, expiring November 1999. OMS leased a small building from the former owner on a month-by-month basis to store testing equipment. This lease terminated in July 1999. LTS currently has a three-year lease that expires August 2002.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     Future minimum lease payments under operating leases (including equipment) is as follows:

    Year ending June 30,
         2000                                                         454,000
         2001                                                         436,000
         2002                                                          70,000
         2003                                                          21,000
         2004                                                           9,000
                                                         --------------------
Total minimum lease payments                                $         990,000
                                                         ====================

     Total rent expense, including month-to-month equipment rentals, was $467,000 and $202,000 in 1999, and 1998, respectively.

     Employment Agreements

     Effective April 1, 1998, the Company entered into employment agreements with the President and Chief Operating Officer, and with the Vice President and Responsible Managing Officer of LTS which expire on March 31, 2000. Such agreements provide for minimum salary levels totaling $235,000 per year excluding bonuses, as well as severance payments upon termination of employment without cause. (See also Note 20).

     Ongoing Maintenance for Water Treatment Plants

     OES has two contracts with Western Resources whereby OES constructed and maintains equipment for supplying demineralized water for boiler makeup water at Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OES is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OES is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident. There have been no damage occurrences since the inception of both contracts and management believes any future loss to be remote.

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


     Guaranteed Savings

     The Company is contingently liable to some of its customers pursuant to contractual terms in the event annual guaranteed savings are not achieved by the customer. These guarantees are derived from conservative engineering estimates and generally are guaranteed at a level of less than 100 percent of the total estimated savings. As of June 30, 1999, projects with associated savings guarantees had an aggregate annual savings of approximately $5.4 million of which the Company has guaranteed an aggregate of approximately $4.2 million annually. To date, the Company has not

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     incurred any losses associated with these guarantees and any risk of future losses attributable to these guarantees is considered by management to be remote.

     Litigation

     In October 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District Court, Eastern District of Louisiana, Case No. 98-2914) against OES alleging breach of contract in connection with one of the Company's projects. The suit seeks reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits. Discovery is ongoing and management is continuing its attempts to settle the matter, including through mediation; however, no agreement has been reached. A continuance has been granted and trial now is set for February 2000.

     Additionally, in June 1999, a former officer of the Company (July 1998 through October 1998) filed a suit (Superior Court of the State of California, County of San Diego, North County Branch, Case No. N081711) alleging fraud, negligence and wrongful discharge in connection with his employment termination in October 1998. The action seeks compensatory damages and punitive damages in excess of $25,000. The parties have agreed to mediation in an effort to settle this matter; however, no settlement agreement has been reached.


16.  Defined Contribution Plan

     The Company sponsors a 401(k) defined contribution plan, which covers substantially all employees. Company matching contributions are determined annually at the discretion of management and vest at the rate of 20 percent per year of employment. For the current year, the company match was 75 percent of the employee contribution up to 6 percent of their annual salary. During the years ended June 30, 1999 and 1998, the Company's matching contribution expense was $83,046 and $53,480, respectively. The Company match was in the form of Class A Common Stock issued to the plan's fiduciary. Shares issued in matching were 266,331 and 49,912 for the fiscal years 1999 and 1998, respectively.

17.  Significant Customers

     Revenues  from  the  three  largest   customers   accounted for  34 percent
     (16 percent, 11 percent and 9 percent each) of total revenues in fiscal 1999, and revenues from three other customers accounted for 31 percent (11 percent, 10 percent, 10 percent each) of total revenues in fiscal 1998.

18.  Concentration of Credit Risk

     The Company operates in one industry segment, energy consulting services. The Company's customers generally are located in the United States.
     Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

     At June 30, 1999, accounts receivable totaled $6,071,729, and the Company has provided an allowance for doubtful accounts of $35,000.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     For the years ended June 30, 1999, and 1998, bad debts totaled $123,000 and $30,000 respectively. The Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

     At June 30, 1999, the Company maintained cash balances with a commercial bank, which were approximately $387,000 in excess of FDIC insurance limits.

19.  Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its suppliers' and customers' computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that substantially all software applications currently being used for the financial and operational systems have adequately addressed any year 2000 issues. All hardware systems have been assessed and plans have been developed to address systems modification requirements. The costs incurred to date related to its Year 2000 activities have not been material to the Company, and based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial position. Any risks the Company faces are expected to be external to ongoing operations. The Company has numerous alternative vendors for critical supplies, materials and components. Current vendors and subcontractors who have not adequately prepared for the year 2000 can be substituted in favor of those that have prepared.

20.  Subsequent Events

     Private Placement of Securities

     In August 1999, the Company completed a private placement of equity securities with its Chairman of the Board and other related investors. Terms of the placement include the issuance of 50,000 shares of Series E Convertible Preferred Stock that is convertible into 5,000,000 shares of Class A Common Stock, warrants to purchase 1,250,000 shares of Class A Common Stock at $.50 per share and warrants to purchase 1,250,000 shares of Class A Common Stock at $.75 per share. The preferred shares are convertible at a rate which is below market on the date of issuance, resulting in a beneficial conversion element. The shares are immediately convertible and the beneficial conversion element of approximately $763,000 will be recorded as a preferred stock dividend in the first quarter ending September 30, 1999. A portion of the securities was sold to a director. The intrinsic value of preferred shares sold to the director was $47,000, and will result in a charge against earnings in the first quarter ending September 30,1999.

     Sale or Disposal of Subsidiaries

     On September 28, 1999, the Company decided to explore the sale or disposition of its interests in the lighting contracting subsidiaries, namely, LTS, REEP and ERSI. As a result of this decision, the Company

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

     recorded a reserve on the disposition of the combined entities of $1,010,000 at June 30, 1999. Further, the assets and liabilities of these entities have been reclassified to the category liabilities in excess of assets held for sale.

     The amounts included in the financial statements as of June 30, 1999 consisted of the following:

ASSETS:
   Accounts receivable                                              $ 1,192,880
   Cost and estimated earnings in excess of billings
    on uncompleted contracts                                             87,924
   Property and equipment, net                                           54,335
   Other assets                                                         467,066
                                                              ------------------
      Total assets                                                    1,802,205
                                                              ------------------

LIABILITIES:
   Accounts payable                                                 $ 1,192,481
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                                   318,696
   Accrued expenses and other liabilities                               526,889
                                                             ------------------
     Total liabilities                                                2,038,066
                                                             ------------------

   Liabilities in excess of assets held for sale                     $  235,861
                                                             ==================


     Total revenues generated by these subsidiaries were $7,704,000 and $233,000 for the years ended June 30, 1999 and 1998, respectively. Income (loss) before taxes for these subsidiaries was ($1,392,000) and $19,000 for the years ended June 30, 1999 and 1998, respectively.