Form 10KSB/A
period 1999-06-30
ONSITE ENERGY CORP
filed 1999-10-28
CIK 909171

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         Form 10-KSB/A
          (Amendment No. 1 Filed on October 28, 1999)
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

                     701 Palomar Airport Road, Suite 200
                          Carlsbad, California 92009
         (Address of principal executive offices) (Zip Code) 92009

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the persons currently serving as directors of the Company, and certain information with respect to those persons.

     Director                      Age                         Director Since
---------------------             -----                        --------------

Charles C. McGettigan              54                              1993

H. Tate Holt                       47                              1994

Timothy G. Clark                   60                              1994

Richard T. Sperberg                48                              1982 (1)

S. Lynn Sutcliffe                  56                              1998

Richard L. Wright                  56                              1998

(1) Includes time of service with Onsite Energy, a California corporation and a predecessor of the Company ("Onsite-Cal").

Background of Current Directors.

Charles C. McGettigan. Mr. McGettigan has been a director of the Company since its inception in 1993, and began serving as the Chairman of the Board in December 1994. In May 1992, Mr. McGettigan became a director of Western Energy Management, Inc. ("WEM"), which currently is a wholly-owned subsidiary of the Company as a result of the reorganization of Onsite-Cal and WEM into Onsite Energy Corporation. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P., which is the general partner of Proactive Partners, L.P., a merchant banking fund. Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm, in 1988. From 1984 to 1988, he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. He currently serves on the Boards of Directors of Modtech, Inc., PMR Corporation, Sonex Research, Inc., Tanknology - NDE Corporation and Wray-Tech Instruments, Inc. Mr. McGettigan is a graduate of Georgetown University, and received his Master of Business Administration from The Wharton School of Business of the University of Pennsylvania.

H. Tate Holt. Mr. Holt has been a director of the Company since May 1994. Mr. Holt currently is the President and Chief Executive Officer of Newstar Ltd. ("Newstar"), a technology firm. Prior to joining Newstar, Mr. Holt served as the President of Holt & Associates, a corporate growth management consulting firm, and held that position from July 1990 through August 1999. Previously, from 1987 to 1990, Mr. Holt was Senior Vice President of Automatic Data Processing, Inc. ("ADP"), in Santa Clara, California. Mr. Holt has over twenty (20) years of experience in various senior sales and marketing positions with Fortune 50 and Inc. 500 companies, including IBM, Triad Systems and ADP. He has participated in major restructuring and strategic planning in several divisions of each of these companies. Additionally, in his position with Holt & Associates, Mr. Holt assisted small and medium-sized clients in developing and achieving aggressive growth targets. Mr. Holt currently serves on the Boards of Directors of DBS Industries, Inc., and AremisSoft Corporation. He is the author of the book "The Business Doc - Prescriptions for Growth." Mr. Holt holds an A.B. from Indiana University.

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

Richard T. Sperberg. Mr. Sperberg has been a director and the Chief Executive Officer of the Company since its inception, served as the Company's President through October 1998, when Mr. Sutcliffe was elected President, and served as the Company's Chief Financial Officer from May 1997 through July 1998. He has been the Chief Executive Officer of WEM since January 1993, and began serving as a director of WEM in February 1994. In 1982, Mr. Sperberg co-founded Onsite-Cal, and served as President, Chief Executive Officer and a director until February 1994, when Onsite-Cal and WEM reorganized into Onsite Energy Corporation. Mr. Sperberg has been involved in project management of energy efficiency, advanced energy technologies, alternative energy and cogeneration projects for over 23 years, with specific management experience with Onsite-Cal, the Gas Research Institute ("GRI"), and the U.S. Department of Energy. He holds a Masters of Science in Nuclear Engineering from the University of California, Los Angeles, and a Bachelor of Science in Nuclear Engineering from the University of California, Santa Barbara. Mr. Sperberg previously served on the Boards of Directors of the American Cogeneration Association and the San Diego Cogeneration Association, and currently serves as the President of the National Association of Energy Service Companies (NAESCO), and as a member of its Board of Directors.

S. Lynn Sutcliffe. In addition to serving as a director since 1998, Mr. Sutcliffe currently serves as the President of the Company. Since 1990, Mr. Sutcliffe also has served as the President and Chief Executive Officer of SYCOM Corporation, which is the general partner of SYCOM LP. From 1968 through 1977, Mr. Sutcliffe was General Counsel of the U.S. Senate Commerce Committee, which had jurisdiction over all electric and gas utility issues. Mr. Sutcliffe left the Commerce Committee to become one of the founding partners of Van Ness, Feldman, Sutcliffe & Curtis, P.C., a law firm nationally recognized for its expertise in energy law and policy. Mr. Sutcliffe participated in this law firm until 1990. Mr. Sutcliffe's expertise includes a wide range of legislative, regulatory, contractual, financial and developmental issues associated with the energy industry. From 1994 through 1996, Mr. Sutcliffe served as the President of the National Association of Energy Services Companies (NAESCO), and was a member of the Energy and Transportation Task Force of the President's Council on Sustainability in 1996. He currently serves as the Vice-Chairman of the Distributed Power Coalition of America (DPCA). Mr. Sutcliffe brings to the Company's Board over 24 years of experience in the energy services industry. He holds an A.B. from Princeton University, and a Juris Doctorate from the University of Washington.

Richard L. Wright. Mr. Wright has served as a director of the Company since 1998, and served as the Treasurer of SYCOM Corporation and SYCOM LP from 1995 through June 1999, during which time he performed project development and strategic planning functions at the executive level. Mr. Wright has over 11 years of experience in developing and financing energy related companies and projects. He has extensive knowledge of the federal and state legislative processes as well as of the decision-making processes at the county and municipal level. In 1977, Mr. Wright served on the White House Energy Task Force and later as the Assistant Secretary at the Department of Energy. Prior to joining the SYCOM entities, Mr. Wright served as the Chief of Staff of the former Governor of New Jersey from 1993 through 1994, and as the Associate Treasurer of the State of New Jersey from 1990 through 1993. Mr. Wright earned a Bachelor of Arts in Religion from Princeton University, and a Juris Doctorate from the University of California Boalt Hall School of Law.

Executive Officers. The following table sets forth certain information with respect to the current executive officers of the Company.

Name                        Positions with the Company   Age  Office Held Since
---------------------       --------------------------   ---  -----------------

Charles C. McGettigan          Chairman of the Board     54         1994

Richard T. Sperberg            Chief Executive Officer   48         1982 (1)

S. Lynn Sutcliffe              President                 56         1998

J. Bradford Hanson             Chief Financial Officer   44         1995 (2)

Frank J. Mazanec               Senior Vice President     51         1992 (1)

Keith G. Davidson              Senior Vice President     48         1994

Hector A. Esquer               Vice President            41         1991 (1)

J. Derek Shockley              Vice President            39         1997

Elizabeth T. Lowe              Vice President            36         1997

Bruce A. Hedman                Vice President            48         1998

Dominick J. Aiello             Vice President            40         1998

Roger Dower                    Vice President            49         1998

Christian J. Bitters           Vice President            42         1998

Russell Wm. Royal              President/Chief           47         1992 (4)
                               Operating Officer-
                               Lighting Technology
                               Services, Inc. (3)

Audrey Nelson Stubenberg       Secretary/General         36         1998
                               Counsel

(1)     Includes time of service with Onsite-Cal.

(2) Mr. Hanson served as Chief Financial Officer of the Company from August 1995 through May 1997, rejoining the Company in October 1998.

(3) Lighting Technology Services, Inc. ("LTS"), is a wholly-owned subsidiary of the Company. As previously disclosed, the Company is exploring the sale or disposition of LTS.

(4)     Includes time of service with LTS.

Executive officers are elected periodically (usually annually) by the Board of Directors and serve at the pleasure of the Board. No family relationship exists between any of the officers or directors.

Background of Executive Officers. For the business backgrounds of Messrs. McGettigan, Sperberg and Sutcliffe, see Background of Current Directors above.

J. Bradford Hanson. Mr. Hanson has over 15 years of financial accounting, administration and shareholder relations experience in the energy efficiency services, financial, manufacturing, software development and retail market sectors. Mr. Hanson, who has served as the Company's Chief Financial Officer since October 1998, also served as the Company's Chief Financial Officer from August 1995 through May 1997. From May 1997 through October 1998, Mr. Hanson worked for Sports Group International, Inc., and as an independent financial and accounting consultant. From 1991 through mid-1995, Mr. Hanson worked as an independent financial and accounting consultant for small businesses. Prior to 1991, he held various Chief Financial Officer, Controller and Senior Auditing positions with companies such as DAROX Company, BSD Bancorp, Inc., International Totalizator Systems, Inc., and KPMG Peat Marwick. Mr. Hanson earned a Bachelor of Science from San Diego State University and is a Certified Public Accountant.

Frank J. Mazanec. Since 1992, Mr. Mazanec has been employed by the Company and its predecessor, Onsite-Cal. Mr. Mazanec is a licensed professional engineer in Colorado, and currently serves as Senior Vice President of Onsite. Over the past 20 years, he has developed and managed over $100,000,000 in energy generation, waste management and environmental projects. Prior to joining Onsite-Cal in 1992, Mr. Mazanec served as West Coast Regional Director for Wheelabrator Technologies, which included responsibility for the Spokane and Pierce County, Washington and Baltimore, Maryland, Waste-to-Energy facilities. In 1990, he formed Integrated Waste Management, Inc., through which he served as a consultant to Onsite-Cal until joining Onsite-Cal in 1992. Mr. Mazanec is responsible for managing one of the Company's internal business units. Mr. Mazanec has a Bachelor of Science in Civil Engineering from the University of Vermont, a Bachelor of Science in Economics and Finance from Fairleigh Dickinson University, and a Master of Business Administration from the University of Southern California.

Keith G. Davidson. Mr. Davidson has been a Vice President of the Company since 1994, and currently serves as Senior Vice President. Mr. Davidson has over 20 years of diversified management experience in energy and environmental technology, product commercialization and market development. Mr. Davidson is responsible for one of the Company's internal business units. Prior to joining the Company in 1994, Mr. Davidson was a Director at GRI (the Gas Research Institute) in Chicago, Illinois, where he led the gas industry's collaborative development programs directed at natural gas growth markets of electric power generation, cogeneration and natural gas vehicles. Mr. Davidson was past President of the American Cogeneration Association, and a member of the American Society of Heating, Refrigerating and Air Conditioning Engineers, and previously served as the co-Chairman of CADER. He is the recipient of several industry honors, including the Association of Energy Engineers' Cogeneration Professional of the Year and the American Gas Association's Industrial and Commercial Hall of Flame. Mr. Davidson earned a Bachelor of Science in Mechanical Engineering from the University of Missouri and a Master of Science in Mechanical Engineering from Stanford University.

Hector A. Esquer. Mr. Esquer is a professional engineer licensed in the states of California and Kansas. Mr. Esquer joined Onsite-Cal in 1986, and as Vice President is responsible for the overall management of project implementation for the Company's West Coast operations. Over the past 12 years, Mr. Esquer has managed the implementation of over $30,000,000 of energy efficiency projects for the Company. Mr. Esquer previously was a Project Engineer for San Diego Gas & Electric Company and Fluor Corporation. He holds a Bachelor of Science in Electrical Engineering from San Diego State University and is a Certified Energy Manager.

J. Derek Shockley. Mr. Shockley is responsible for managing OES and OMS, direct and indirect wholly-owned subsidiaries of the Company. These subsidiary companies provide medium and high voltage electrical services, as well as industrial water treatment services to municipal, industrial, large commercial and institutional customers. Mr. Shockley has over 13 years of diversified experience in the energy industry that includes planning, sales, marketing, and project development work in the areas of demand side management, electrotechnologies and applied research. He was a member of the Water & Wastewater Research Project steering committee for the Electric Power Research Institute ("EPRI") in Palo Alto, California, and a past member of the Kansas Energy & Natural Resources advisory committee. Mr. Shockley is the recipient of several national awards, including the EEI Common Goals Environmental Award, and the EPRI Technology Innovators Award. Prior to joining the Company, Mr. Shockley held a number of positions with Western Resources, including Director of Business Development, Manager of National and Institutional Accounts, and an energy use consultant. Mr. Shockley holds a Bachelor of Arts in Business Administration (with an emphasis on Finance) from Washburn University.

Elizabeth T. Lowe. As Vice President, Ms. Lowe heads up the Company's Northern California office. She is responsible for marketing, operations and regulatory representation in Northern California. Ms. Lowe also adds to the Company's consulting capabilities in the areas of natural gas and electricity purchases and overall customer strategies to reduce energy costs. Ms. Lowe joined the Company in 1997. Prior to joining the Company, Ms. Lowe served as Vice President of Western Operations for DukeSolutions, Inc. (formerly Duke/Louis Dreyfus), heading up the Western region operations for this Duke Energy subsidiary. The Western region group worked with retail and wholesale customers to develop and implement overall energy purchasing strategies through negotiations training, strategic alliances, and engineering and pricing solutions. Prior to joining DukeSolutions, Ms. Lowe spent 10 years in energy and environmental consulting, and most recently developed and directed Barakat & Chamberlin's Corporate Energy Management practice. In this capacity, she assisted large energy consumers in the development of energy cost reduction strategies through procurement and management of fuels, tariff and contract negotiations, aggregation strategies and demand-side management planning. Ms. Lowe earned a Master of Environment Management in Resource Economics and Policy from Duke University's Nicholas School of Environment and a Bachelor of Arts in Public Policy Studies from Duke University's School of Policy Studies and Public Affairs. Ms. Lowe is an associate member of the California Manufacturers Association and the California League of Food Processors, and is the President of the Power Association of Northern California.

Dr. Bruce A. Hedman. Dr. Hedman joined the Company in 1998, as Vice President, Consulting Services, and together with Mr. Davidson is responsible for the Company's consulting services business. Dr. Hedman has over 20 years of experience in energy and environmental technology development, new product commercialization, and market research and development. Before joining the Company, Dr. Hedman was Executive Director of the Industrial Center Inc. in Arlington, Virginia, a natural gas industry technology transfer and market development organization that supports commercial introduction of new natural gas technologies in the industrial market. Prior to this, he was Senior Program Manager at Battelle Pacific Northwest Laboratory's Washington, D.C. offices, providing strategic planning and policy analysis support on natural gas issues and end-use research, development and commercialization. Dr. Hedman started his career at GRI in Chicago, holding a variety of research management positions in power generation, alternative fueled vehicles and industrial end-use. When he left GRI in 1994, Dr. Hedman was Group Manager, Industrial and Power Generation Products and responsible for the development and commercialization of new natural gas technologies for these priority markets. Dr. Hedman has a Bachelor of Science, Master of Science and Ph.D. in Mechanical Engineering from Drexel University in Philadelphia, Pennsylvania.

Dominick J. Aiello. Mr. Aiello, an employee of SYCOM Corporation, currently serves as the Company's Vice President, and is directly responsible for overseeing the Company's Project Development efforts primarily in the Eastern U.S. Mr. Aiello has more than seven years experience in developing energy efficiency projects in both the public and private sectors. He is responsible for managing a national sales force of eight project developers. Mr. Aiello also has been a key contributor in implementing a sales training curriculum for both the current sales team and new hires. Prior to joining SYCOM Corporation, Mr. Aiello served as a Sales Manager for IBM.

Roger Dower. Mr. Dower, the Company's Vice President, manages the Company's Washington, D.C. business unit, where he oversees the development activity for trade associations and federal projects as well as regional development. Mr. Dower, an employee of SYCOM Corporation, also provides legislative and regulatory support for the Company and the energy service industry's energy and environmental agenda. Mr. Dower is an expert in energy and environmental economics, policy, regulation and legislation. Prior to joining SYCOM Corporation and the Company, Mr. Dower was Director of the Climate, Energy and Pollution Program at the World Resources Institute from 1990 to 1996. Prior to that, Mr. Dower was the head of the Energy and Environment Unit at the

Congressional Budget Office from 1985 to 1990. Mr. Dower has also served as a consultant to the Executive Office of the President of the United States from 1979 to 1980 and was the Research Director and a Board Member of the Environmental Law Institute from 1976 to 1985. With over 18 years of experience in the energy business, Mr. Dower has an in- depth understanding of energy markets, the role of energy efficiency and the environmental effects of energy. Mr. Dower received a Masters of Science and Bachelor of Science in Resource Economics from the University of Maryland.

Christian J. Bitters. Mr. Bitters serves as Vice President of Operations for the Company. In this capacity, Mr. Bitters, an employee of SYCOM Corporation, oversees the project management and engineering teams responsible for implementation of all of the Company's projects primarily in the Eastern U.S., and has over eight years of experience in managing the implementation of energy efficiency projects in commercial, industrial, governmental and institutional facilities. Mr. Bitters is responsible for recruiting and training new team members and developed a sophisticated Project Management Manual that defines the roles, responsibilities, methods, procedures and specifications for implementing the Company's projects. Mr. Bitters' experience includes project management of commercial office space and recruiting, training and managing project managers and engineers. Prior to joining SYCOM Corporation, he served as a Senior Project Manager for OMNI Construction, Inc., in Washington, D.C. for 10 years, where he managed construction and renovation projects with a total value of $205,000,000. Mr. Bitters holds a Master of Science and Bachelor of Science in Civil Engineering from the University of Maryland.

Russell Wm. Royal. Mr. Royal serves as the President and Chief Operating Officer of LTS, a Southern California lighting contractor acquired by the Company in June 1998. Mr. Royal has 20 years experience in all phases of building automation, lighting retrofit and lighting controls. His specific project experience includes numerous high-rise office building retrofit and control projects through-out California, district-wide multi-facility lighting retrofit and lighting controls projects for the Santa Ana Unified School District and several comprehensive campus wide lighting retrofit and lighting controls projects at several California community colleges and school districts. Mr. Royal has a Bachelor of Science in Psychology from California State University, San Bernardino.

Audrey Nelson Stubenberg, Esq. Ms. Nelson Stubenberg has over 10 years experience as a practicing transactional attorney and currently serves as the Company's Secretary and General Counsel. She joined the Company in 1994. Prior to joining the Company, Ms. Nelson Stubenberg was an associate with the San Diego law firm of Procopio, Cory, Hargreaves and Savitch, a business and commercial transactions firm. A member of the California State Bar and the American Bar Association, Ms. Nelson Stubenberg earned a Bachelor of Arts from the University of Redlands and a Juris Doctorate from the University of San Diego School of Law.

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that such filings were not required, the Company believes that since July 1, 1998, through the end of the 1999 fiscal year, all
Section 16(a) filing requirements applicable to its directors, officers and stockholders of more than 10 percent of the Company's Class A Common Stock were complied with except as follows: (i) one report (Form 3) covering one transaction inadvertently was filed late by Mr. Aiello; (ii) one report (Form 3) covering one transaction inadvertently was filed late by Mr. Dower; (iii) one report (Form 3) covering one transaction inadvertently was filed late by Mr. Bitters; (iv) two reports (Form 4 and Form 5) covering two transactions inadvertently were filed late by Mr. McGettigan; (v) one report (Form 4) covering one transaction inadvertently was filed late by Mr. Esquer; and (vi) one report (Form 5) covering one transaction inadvertently was filed late by Mr. Mazanec. Additionally, the Company has not received copies of a Form 5 from two
(2) former officers of the Company.

Item 10.   Executive Compensation.

The following table sets forth the aggregate cash compensation paid for the past three fiscal years by the Company and its predecessors for services of Mr. Sperberg (Chief Executive Officer), and the four most highly compensated executive officers whose compensation exceeds $100,000 per year: Messrs. Sutcliffe (President), Mazanec (Senior Vice President), Davidson (Senior Vice President) and Aiello (Vice President).


                [Remainder of page intentionally left blank]


                         SUMMARY COMPENSATION TABLE


                                                                       Long Term Compensation

                                     Annual Compensation                          Awards             Payouts

                                                                           Restricted  Securities
                                                           Other Annual    Stock       Underlying    LTIP        All Other
Name and              Fiscal   Salary         Bonus        Compensation    Awards(s)   Options       Payouts     Compensation
Principal Position    Year     ($)            ($)          ($)             ($)         (#)           ($)         ($)
------------------    ------   ------         -----        ------------    ----------  ----------    -------     ------------

Richard T. Sperberg   1999     $175,000       $ -0-        $12,372 (4)        -0-      -0-              -0-      $ -0-
CEO                   1998     $149,125 (2)   $32,500      $17,889 (4)        -0-      126,954 (7)      -0-      $ -0-
                      1997     $136,000       $ -0-        $15,781 (4)        -0-      314,616 (8)      -0-      $ -0-

S. Lynn Sutcliffe (1) 1999     $278,486       $ -0-        $6,600 (4)         -0-      -0-              -0-      $ -0-
President

Frank J. Mazanec      1999     $140,000       $40,000      $8,909 (4)         -0-      -0-              -0-      $ -0-
Senior Vice           1998     $137,154 (2)   $22,083      $10,923 (4) (5)    -0-      75,000 (9)       -0-      $ -0-
President             1997     $127,000       $ -0-        $64,471 (4) (5)    -0-      268,352 (10)     -0-      $ -0-

Keith G. Davidson     1999     $140,000       $40,000      $8,385 (4)         -0-      -0-              -0-      $ -0-
Senior Vice           1998     $121,342 (2)   $23,333      $7,702 (4) (5)     -0-      140,000 (11)     -0-      $ -0-
President             1997     $102,000       $ -0-        $20,838 (4) (5)    -0-      119,118 (12)     -0-      $ -0-

Dominick J. Aiello (1)1999     $120,000       $36,000 (3)  $65,741 (4) (6)    -0-      164,281 (13)     -0-      $ -0-
Vice President


(1) Messrs. Sutcliffe and Aiello are executive officers of the Company but employees of SYCOM Corporation. In connection with the acquisition of the assets of SYCOM, LLC, and as an integral part of the transactions contemplated by the underlying asset purchase and sale agreement, pursuant to a Sale and Noncompetition Agreement the Company acquired the right to the services and expertise of all of the employees of SYCOM Corporation, including Messrs. Sutcliffe and Aiello. In accordance with the terms and conditions of the Sale and Noncompetition Agreement, the Company reimburses SYCOM Corporation for the costs of the SYCOM Corporation employees at their current salary and fringe benefit levels (including reasonable general and administrative costs). Because Messrs. Sutcliffe and Aiello became officers of the Company in fiscal year 1999, information for Messrs. Sutcliffe and Aiello is being reported for fiscal year 1999 only.

(2) In fiscal year 1997, certain executive officers agreed to defer certain portions of their base salary and other compensation from approximately December 1, 1996 through June 30, 1997. This deferred compensation was repaid on December 31, 1997, with simple interest at the rate of 15 percent per annum.

(3) Mr. Aiello was entitled to a management bonus of $72,000, and he agreed to accept payment of one-half of this bonus, plus certain commissions as disclosed in footnote (6) below, in the form of a five year option to purchase 164,281 shares of the Company's Class A Common Stock at $0.4185 per share, which options are fully vested.

(4) Includes a company car or car expense allowance and premiums for life insurance.

(5) Includes commissions paid or advanced in connection with negotiated customer contracts pursuant to the commission policy of the Company.

(6) Pursuant to the commission policy of SYCOM Corporation, Mr. Aiello was entitled to certain commissions payable in cash, and he agreed to accept payment of one-half of these commissions, plus certain bonuses as disclosed in footnote (3) above, in the form of a five year option to purchase 164,281 shares of the Company's Class A Common Stock at $0.4185 per share, which options are fully vested.

(7) Includes a five year option to purchase 126,954 shares of Class A Common Stock at $0.704 per share granted on April 1, 1998, subject to vesting as follows: 42,318 shares vested on April 1, 1999, and 42,318 shares will vest on April 1 in each of fiscal year 2000 and 2001.

(8) Includes (i) a five year option to purchase 250,000 shares of Class A Common Stock at $0.3251 per share granted on March 13, 1997, subject to vesting as follows: 83,334 shares vested on each of March 13, 1998, and March 13, 1999; and 83,333 shares vest on March 13, 2000; and (ii) a 10 year option to purchase 64,616 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997 (which options are fully vested). Mr. Sperberg previously reported five year options to purchase (i) 38,100 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, which options were exercised in January 1998; and (ii) 4,000 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, which options were exercised in February 1999.

(9) Includes a five year option to purchase 75,000 shares of Class A Common Stock at $0.64 per share granted on April 1, 1998, subject to vesting as follows: 25,000 shares vested on April 1, 1999; and 25,000 shares vest on April 1 in each of fiscal year 2000 and 2001.

(10) Includes (i) a 10 year option to purchase 250,000 shares of Class A Common Stock at $0.2956 per share granted on March 13, 1997, subject to vesting as follows: 83,334 shares vested on each of March 13, 1998 and 1999; and 83,333 shares vest on March 13, 2000; and (ii) a 10 year option to purchase 18,352 of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997 (which options are fully vested). Mr. Mazanec previously reported five year options to purchase (i) 9,300 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, which options were exercised in December 1997 (500) and January 1998 (8,800); and (ii) 4,000 shares of Class A Common Stock at $0.2956 per share, as repriced on March 13, 1997, which options were exercised in February 1999.

(11) Includes 10 year options to purchase (i) 40,000 shares of Class A Common Stock at $0.53 per share granted on October 27, 1997, subject to vesting as follows: 13,334 shares vested on each of October 27, 1998 and 1999; and 13,333 shares vest on October 27, 2000; and (ii) 100,000 shares of Class A Common Stock at $0.64 per share granted on April 1, 1998, subject to vesting as follows: 33,334 shares vested on April 1, 1999; and 33,333 shares vest on April 1 in each of fiscal year 2000 and 2001.

(12) Includes 10 year options to purchase (i) 100,000 shares of Class A Common Stock at $0.2956 per share granted on March 13, 1997, subject to vesting as follows: 33,334 shares vested on each of March 13, 1998 and 1999; and 33,333 shares vest on March 13, 2000; and (ii) 19,118 shares of Class A Common Stock at $0.2956 per share granted on May 22, 1996, as repriced on March 13, 1997 (which options are fully vested).

(13) As disclosed in footnotes (3) and (6) above, includes a five year option to purchase 164,281 shares of Class A Common Stock at $0.4185 per share granted on May 26, 1999, which options are fully vested.

The following table sets forth options granted by the Company to the individuals listed in the Summary Compensation Table.

                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                       INDIVIDUAL GRANTS

                        Number of       Percentage
                        Securities      of Total
                        Underlying      Options/SARs
                        Options/SARs    Granted to        Exercise or     Market
                        Granted         Employees         Base Price      Price on Date   Expiration Date
Name                    (#)             In Fiscal Year    ($/Share)       of Grant
-------------------     ------------    --------------    -----------     -------------   ---------------

Richard T. Sperberg     -0-             N/A                N/A             N/A            N/A

S. Lynn Sutcliffe       -0-             N/A                N/A             N/A            N/A

Frank J. Mazanec        -0-             N/A                N/A             N/A            N/A

Keith G. Davidson       -0-             N/A                N/A             N/A            N/A

Dominick J. Aiello      164,281         12.7 (1)           $0.4185         $0.4185        5/26/04


 (1) Mr. Aiello's options are non-plan options, and were not granted under the Company's 1993 Stock Option Plan. This percentage is calculated based upon the total number of options granted to employees of both the Company under the 1993 Stock Option Plan and SYCOM Corporation as non-plan options.


                         [Remainder of page intentionally left blank]


              Aggregated Option/SARs Exercises in Last Fiscal Year and
                         FISCAL YEAR-END OPTION/SARS VALUES

                                                                Number of              Value of
                                                          Securities Underlying       Unexercised
                              Shares                           Unexercised           In-the-Money
                             Acquired                      Options/SARs at FY           Options
                                On            Value              End (#)               at FY End
                             Exercise        Realized         Exercisable/           Exercisable/
          Name                 (#)             ($)            Unexercisable         Unexercisable*
  -------------------        --------        --------     ---------------------     --------------

  Richard T. Sperberg         4,000          $1,568         584,190/167,969         $16,242/$1,650


  S. Lynn Sutcliffe           -0-            $ -0-          -0-/ -0-                $ -0-/$ -0-


  Frank J. Mazanec            4,000          $2,193         264,571/133,333         $9,140/$4,117


  Keith G. Davidson           -0-            $ -0-          250,932/126,665         $10,888/$1,647

  Dominick J. Aiello          -0-            $ -0-          164,281/ -0-            $ -0-/$ -0-



     *Based upon the average price of $0.345 as of June 30, 1999.

Directors' Compensation. Prior to June 1, 1998, directors who are not employees of the Company were not compensated, other than the grant of stock options, for their service on the Board of Directors. Beginning June 1, however, non-employee directors are paid a fixed fee for personal attendance at a Board meeting ($1,000 per meeting), or for attendance at a meeting via telephone ($750). Additionally, non-employee directors' out-of-pocket expenditures currently are reimbursed. Non-employee directors also receive periodic grants of stock options issued under the Company's 1993 Stock Option Plan. Each non-employee director automatically is granted an option to purchase 25,000 shares of Class A Common Stock on the date he or she becomes a director of the Company, and on each anniversary date thereafter. The exercise price is the fair market value of the Company's Class A Common Stock on the date of becoming a director and on the anniversary date, as appropriate. Each option when granted is immediately exercisable and has a five year term. Directors who also are officers of the Company do not receive additional compensation for serving as directors.

Employment Agreements with Executive Officers. In June 1998, when the Company acquired LTS, Mr. Royal executed an Employment Agreement with the Company and LTS (together referred to in the Employment Agreement as the "Company") pursuant to which the Company secured the services of Mr. Royal on an exclusive basis
(upon the terms and conditions set forth in the Employment Agreement) until March 31, 2000 (unless terminated earlier in accordance with the Employment Agreement) at a base salary of $125,000 per year, subject to increases as determined by the Company's Board of Directors based upon a number of factors. Mr. Royal also receives a monthly car allowance, and is entitled to participate in employee benefit and fringe benefits plans that LTS makes available generally to its employees. Mr. Royal also is entitled to certain bonus and/or severance payments. Under the terms of the Employment Agreement, Mr. Royal is prohibited from engaging in any activity competitive with the Company during the term of the Employment Agreement. As previously disclosed, the Company is exploring the sale or disposition of LTS.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information about the ownership of the Company's Class A Common Stock as of October 26, 1999, by (i) those persons known by the Company to be the beneficial owners of more than 5 percent of the total number of outstanding shares of any class entitled to vote; (ii) each director and highly compensated officer; and (iii) all directors and officers of the Company as a group. The table includes Class A Common Stock issuable upon the exercise of Options or Warrants that are exercisable within 60 days. Except as indicated in the footnotes to the table, the named persons have sole voting and investment power with respect to all shares of the Company Class A Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The ownership figures in the table are based on the books and records of the Company.



                                                    Class A Common Stock

Name and Address                               Amount of
of Beneficial Owner                            Ownership       Percent of Class
-----------------------------------            -----------     ----------------

Dominick J. Aiello
27 Worlds Fair Drive, First Floor              164,281 (1)             *
Somerset, NJ 08873

Timothy G. Clark
701 Palomar Airport Road, Suite 200            175,000 (2)             *
Carlsbad, CA 92009

Keith G. Davidson
701 Palomar Airport Road, Suite 200            298,295 (3)            1.58
Carlsbad, CA 92009

William M. Gary III
701 Palomar Airport Road, Suite 200          1,837,947 (4)            9.85
Carlsbad, CA 92009

Gruber & McBaine Capital Management., LLC
50 Osgood Place                              4,502,073 (5)           20.45
San Francisco, CA 94133

Jon D. Gruber
50 Osgood Place                              9,675,041 (6)           38.13
San Francisco, CA 94133

H. Tate Holt
701 Palomar Airport Road, Suite 200            348,082 (7)            1.85
Carlsbad, CA 92009

Lagunitas Partners, L.P.
50 Osgood Place
San Francisco, CA 94133                      4,233,102 (8)           19.28

Thomas Lloyd-Butler
50 Osgood Place                              4,510,073 (9)           20.05
San Francisco, CA 94133

Frank J. Mazanec
Mazanec Family Trust                           728,709 (10)           3.85
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

J. Patterson McBaine
50 Osgood Place                              9,668,441 (11)          38.10
San Francisco, CA 94133

Charles C. McGettigan
50 Osgood Place                              5,554,468 (12)          24.97
San Francisco, CA 94133

Proactive Investment Managers, L.P.
50 Osgood Place                              5,049,468 (13)          22.95
San Francisco, CA 94133

Proactive Partners, L.P.
50 Osgood Place                              4,909,633 (14)          22.40
San Francisco, CA 94133

Richard T. Sperberg
701 Palomar Airport Road, Suite 200          3,115,082 (15)          15.93
Carlsbad, CA 92009

S. Lynn Sutcliffe
27 Worlds Fair Drive, First Floor            1,750,000 (16)           9.39
Somerset, NJ 08873

SYCOM Enterprises, LLC
27 Worlds Fair Drive, First Floor            1,750,000 (17)           9.39
Somerset, NJ 08873

Westar Capital, Inc.
818 South Kansas Street                      7,745,600 (18)          35.39
Topeka, KS 66601

Myron A. Wick III
50 Osgood Place                              5,049,468 (19)          22.95
San Francisco, CA 94133

All Directors and Officers as a Group(17)   13,098,266 (20)          52.54


(1) Includes Options to purchase 164,281 shares of Class A Common Stock exercisable until May 26, 2004. Additionally, in August 1999 in connection with the private placement of shares of Series E Convertible Preferred Stock to certain existing shareholders of the Company, certain executive officers of the Company, including Mr. Aiello, entered into Salary Reduction Agreements pursuant to which they agreed to reductions in salary and/or commissions owed (for a six month period from August 1999 through January 2000) in exchange for shares of Class A Common Stock and certain Warrants. Under the terms of the Salary Reduction Agreements, the shares of Class A Common Stock and Warrants are subject to forfeiture in the event the officer voluntarily terminates his or her employment during the six-month reduction period. In the event of involuntary termination by the Company, however, the officer is entitled to a prorata portion of such stock and Warrants (as earned through the date of termination).

         Thus the table does not reflect all or any prorata portion of 50,000 shares of Class A Common Stock and 25,000 shares of Class A Common Stock underlying Warrants expiring August 13, 2009, that Mr. Aiello will be entitled to (immediately or upon the exercise of the Warrants) under the terms of his Salary Reduction Agreement.

          Each of the Salary Reduction Agreements entered into by certain executive officers of the Company, as described above, hereinafter in these footnotes shall be referred to as the "Salary Reduction Agreement."

     (2)  Includes Options to purchase 50,000,  25,000,  25,000,  25,000, 25,000 and 25,000 shares of Class A Common Stock exercisable until January 25, 2001, October 3, 2001, April 23, 2002, October 3, 2002, October 3,
          2003, and October 3, 2004, respectively.

     (3) In addition to 34,030 shares of Class A Common Stock over which Mr. Davidson has sole voting and investment power (which number includes 30,600 shares held by Mr. Davidson's minor children), the table reflects 264,265 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring August 9, 2005 (70,000 shares), November 20, 2005 (37,072 shares), January 25,
          2006 (11,407  shares),  May 22, 2006 (19,118  shares),  March 13, 2007
          (66,667 shares), October 28, 2007 (26,667) and April 1, 2008 (33,334).
          The table does not reflect 33,333 shares of Class A Common Stock that may be acquired upon the exercise of Options expiring March 13, 2007, in the event a change in control is deemed to have occurred. In this event, Mr. Davidson's percent of class ownership would be 1.75 percent.

         Additionally, as previously disclosed, in August 1999 certain executive officers of the Company, including Mr. Davidson, entered into a Salary Reduction Agreement. Thus the table does not reflect all or any prorata portion of 90,000 shares of Class A Common Stock and 50,000 shares of Class A Common Stock underlying Warrants expiring August 13, 2009, that Mr. Davidson will be entitled to (immediately or upon the exercise of the Warrants) under the terms of his Salary Reduction Agreement.

     (4) The table reflects an aggregate of 1,545,926 shares of Class A Common Stock (which number includes 130,000 shares held by Mr. Gary's minor children and family members) (i) of which 1,159,016 shares are subject to a Stockholders Agreement among certain stockholders of the Company, including Mr. Gary, and Westar Capital (the "Stockholders Agreement"); and (ii) all of which shares are subject to a Voting Agreement among certain stockholders of the Company, including Mr. Gary, SYCOM, LLC and SYCOM Corporation (the "Voting Agreement"). Under the Stockholders Agreement, Westar Capital (i) has the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Stockholders Agreement, including Mr. Gary, have agreed to vote for Westar Capital's nominees; and (ii) shall vote for the remaining nominees selected by the Nominating Committee of the Company. The Stockholders Agreement terminates the earlier of (i) five years after the date of the Agreement; or (ii) the date upon which the stockholdings of Westar Capital and its affiliates, counted on an as-converted basis, falls below 10 percent of the outstanding Common Stock of the Company, calculated on a fully-diluted basis as specified in the Stockholders Agreement.

          Under the Voting Agreement (i)SYCOM, LLC and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Voting Agreement, including Mr. Gary, have agreed to vote for such nominees; (ii) SYCOM, LLC and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and (iii) all parties to the Voting Agreement, including Mr. Gary, have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The Voting Agreement terminates June 30, 2001.

          Additionally the table reflects 292,021 shares of Class A Common Stock that are subject to an Agreement of Stock Purchase and Sale among Messrs. Gary, Esquer, Mazanec and Sperberg. Messrs. Gary, Esquer and Sperberg have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of the Company Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

     (5) Gruber & McBaine Capital Management, LLC ("Gruber & McBaine"), the successor-in-interest to Gruber & McBaine Capital Management, Inc., a California corporation, is an investment advisor and a general partner of Lagunitas Partners, L.P. Consequently, Gruber & McBaine has or shares voting or dispositive power over 3,377,073 shares of Class A Common Stock (which number includes 2,250,000 shares of Class A Common Stock underlying 22,500 shares of Series E Convertible Preferred Stock) and 1,125,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring August 2, 2009. See also footnote (8).

     (6) Mr. Gruber is a member of Gruber & McBaine Capital Management, LLC, which is an investment advisor and a general partner of Lagunitas Partners, L.P., and is a general partner of Proactive Investment
          Managers, L.P., which also is an investment advisor and general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P. Consequently, in addition to 123,500 shares of Class A Common Stock over which Mr. Gruber has sole voting and investment power (which number includes shares held by Mr. Gruber's family members and foundations), Mr. Gruber also has or shares voting or dispositive power over 7,066,541 shares of Class A Common Stock (which number includes 4,250,000 shares of Class A Common Stock underlying 42,500 shares of Series E Convertible Preferred Stock) and 2,485,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, June 30, 2003, and August 2, 2009. See also footnotes (8) and (14).

     (7) Includes 175,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring January 25, 2001 (50,000 shares), May 4, 2001 (25,000 shares), April 23, 2002
          (25,000  shares),  May 4, 2002  (25,000  shares),  May 4, 2003 (25,000 shares), and May 4, 2004 (25,000). Additionally the table reflects 30,000 shares held by Mr. Holt's children. The table also reflects 143,082 shares of Class A Common Stock that are subject to the Voting Agreement among certain stockholders of the Company, including Mr. Holt as the President of Holt & Associates, SYCOM, LLC and SYCOM Corporation.

     (8) Includes 2,250,000 shares of Class A Common Stock underlying 22,500 shares of Series E Convertible Preferred Stock and 1,125,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring August 2, 2009, and over which Lagunitas Partners, L.P. ("Lagunitas") has sole voting and investment power. The table also reflects an aggregate of 858,102 shares of Class A Common Stock (i) of which 550,982 shares are subject to the Stockholders
          Agreement among certain stockholders of the Company, including Lagunitas, and Westar Capital; and (ii) all of which shares are subject to the Voting Agreement among certain stockholders of the Company, including Lagunitas, SYCOM, LLC and SYCOM Corporation.

     (9) Mr. Lloyd-Butler is a member of Gruber & McBaine Capital Management, LLC, an investment advisor and a general partner of Lagunitas Partners, L.P. Consequently, in addition to the 8,000 shares of Class A Common Stock over which he has sole voting and investment power, Mr. Lloyd-Butler has or shares voting or dispositive power over 3,377,073 shares of Class A Common Stock (which number includes 2,250,000 shares of Class A Common Stock underlying 22,500 shares of Series E Convertible Preferred Stock) and 1,125,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring August 2, 2009. See also footnote (8).

     (10) Includes 264,571 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring November 20, 2005 (7,736 shares), January 25, 2006 (46,816 shares), May 22,
          2006 (18,352 shares),  March 13, 2007 (166,667  shares),  and April 1,
          2008 (25,000). Additionally, the table reflects 187,757 shares of Class A Common Stock over which Mr. Mazanec, as a trustee of the Mazanec Family Trust, has or shares voting or dispositive power. The table does not reflect 83,333 shares of Class A Common Stock that may be acquired upon the exercise of Options expiring March 13, 2007, in the event a change in control is deemed to have occurred. In this event, Mr. Mazanec's percent of class ownership would be 4.28 percent

          The table also reflects 276,381 shares of Class A Common Stock that are subject to an Agreement of Stock Purchase and Sale among Messrs. Mazanec, Esquer, Gary and Sperberg. As previously disclosed, Messrs. Esquer, Gary and Sperberg have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of the Company Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

          Additionally,as previously disclosed, in August 1999 certain executive officers of the Company, including Mr. Mazanec, entered into a Salary Reduction Agreement. Thus the table does not reflect all or any prorata portion of 90,000 shares of Class A Common Stock and 50,000 shares of Class A Common Stock underlying Warrants expiring August 13, 2009, that Mr. Mazanec will be entitled to (immediately or upon the exercise of the Warrants) under the terms of his Salary Reduction Agreement.

     (11) Mr. McBaine is a member of Gruber & McBaine Capital Management, LLC, an investment advisor and a general partner of Lagunitas Partners, L.P., and is a general partner of Proactive Investment Managers, L.P., also an investment advisor and a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P. Consequently, in addition to the 116,900 shares of Class A Common Stock over which he has sole voting and investment power (which number includes shares held by Mr. McBaine's family members), Mr. McBaine has or shares voting or dispositive power over 7,066,541 shares of Class A Common Stock (which number includes 4,250,000 shares of Class A Common Stock underlying 42,500 shares of Series E Convertible Preferred Stock) and 2,485,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, June 30, 2003, and August 2, 2009. See also footnotes (8) and (14).

     (12) Includes Options to purchase 75,000,  25,000,  25,000,  25,000, 25,000 and 25,000 shares of Class A Common Stock exercisable until January 25, 2001, July 13, 2001, April 23, 2002, July 13, 2002, July 13, 2003,
          and July 13, 2004, respectively. In addition to 305,000 shares of Class A Common Stock in which Mr. McGettigan has sole voting and investment power (which number includes 250,000 shares of Class A Common Stock underlying 2,500 shares of Series E Convertible Preferred Stock), Mr. McGettigan is a general partner of Proactive Investment Managers, L.P., an investment advisor and a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P., and is a general partner of McGettigan, Wick & Co., Inc., and consequently has or shares voting or dispositive power over 3,689,468 shares of Class A Common Stock (which number includes 2,250,000 shares of Class A Common Stock underlying 22,500 shares of Series E Convertible Preferred Stock), and 1,360,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, June 30, 2003, and August 2, 2009. See also footnote (14).

     (13) Proactive Investment Managers, L.P. ("PIM"), is a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P., and consequently has or shares voting or dispositive power over 3,689,468 shares of Class A Common Stock (which number includes 2,250,000 shares of Class A Common Stock underlying 22,500 shares of Series E Convertible Preferred Stock) and 1,280,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, June 30, 2003, and August 2, 2009. The table also reflects 80,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring June 30, 2003, and over which PIM has sole voting and investment power. See also footnote (14).

     (14) In addition to 2,036,678 shares of Class A Common Stock over which Proactive Partners, L.P. ("Proactive") has sole voting and investment power (which number includes 2,000,000 shares of Class A Common Stock underlying 20,000 shares of Series E Convertible Preferred Stock), the table reflects 1,280,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, June 30, 2003, and August 2, 2009. The table also reflects an aggregate of 1,592,955 shares of Class A Common Stock (i) of which 1,073,905 shares are subject to the Stockholders Agreement among certain stockholders of the Company, including Proactive, and Westar Capital; and (ii) all of which shares are subject to the Voting Agreement among certain stockholders of the Company, including Proactive, SYCOM, LLC and SYCOM Corporation.

     (15) Includes 584,190 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring August 9, 2005 (150,000 shares), November 20, 2005 (107,781 shares), January 25,
          2006 (52,808  shares),  May 22, 2006 (64,616  shares),  March 13, 2002
          (166,667 shares), and April 1, 2003 (42,318),  325,988 shares of Class
          A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, and 4,090 shares over which Mr. Sperberg has sole voting and investment power. The table does not reflect 83,333 shares of Class A Common Stock that may be acquired upon the exercise of Options expiring March 13, 2002, in the event a change in control is deemed to have occurred. In this event, Mr. Sperberg's percent of class ownership would be 15.93 percent.

          The table also reflects an aggregate of 1,848,922 shares of Class A Common Stock (including 70,545 shares held by Mr. Sperberg's minor son), (i) of which 1,216,097 shares are subject to the Stockholders Agreement among certain stockholders of the Company, including Mr. Sperberg, and Westar Capital; and (ii) all of which shares are subject to the Voting Agreement among certain stockholders of the Company, including Mr. Sperberg, and SYCOM, LLC and SYCOM Corporation.

          Additionally the table reflects 351,892 shares of Class A Common Stock that are subject to an Agreement of Stock Purchase and Sale among Messrs. Sperberg, Esquer, Gary and Mazanec. As previously disclosed,
          Messrs. Sperberg, Esquer and Gary have entered into such Agreement whereby they have sold, subject to payment and vesting schedules, shares of Onsite-Cal to Messrs. Esquer and Mazanec. Until a share is paid for all voting and dispositive rights remain with the seller. Upon vesting and payment, each such purchaser of the Onsite-Cal shares became entitled to the same number of the Company Class A Common Stock received by the sellers, pursuant to the Reorganization, with respect to the shares sold. The table reflects all adjustments for shares that have vested and been paid for in full.

          Finally, as previously disclosed, in August 1999 certain executive officers of the Company, including Mr. Sperberg, entered into a Salary Reduction Agreement. Thus the table does not reflect all or any prorata portion of 87,500 shares of Class A Common Stock and 43,750 shares of Class A Common Stock underlying Warrants expiring August 13, 2009, that Mr. Sperberg will be entitled to (immediately or upon the exercise of the Warrants) under the terms of his Salary Reduction Agreement.

     (16) Mr. Sutcliffe is the majority shareholder of SSBKK, Inc., the sole member of SYCOM, LLC, and of SYCOM Corporation, and consequently has or shares voting or dispositive power over 1,750,000 shares of Class A Common Stock. Additionally, as previously disclosed, in August 1999 certain executive officers of the Company, including Mr. Sutcliffe, entered into a Salary Reduction Agreement. Thus the table does not reflect all or any prorata portion of 139,000 shares of Class A Common Stock and 69,500 shares of Class A Common Stock underlying Warrants expiring August 13, 2009, that Mr. Sutcliffe will be entitled to (immediately or upon the exercise of the Warrants) under the terms of his Salary Reduction Agreement. The table also does not reflect 157,500 shares of Series D Convertible Preferred Stock (or the 15,750,000 shares of Class A Common Stock underlying the same) issued to SYCOM Corporation that currently is being held in escrow under an Escrow Agreement because such shares are non-voting and the conditions precedent to the release of such shares will not be satisfied within the next 60 days. See also footnote (17).

     (17) Represents 1,750,000 shares of Class A Common Stock that are subject to the Voting Agreement among certain stockholders of the Company, SYCOM, LLC and SYCOM Corporation.

     (18) Includes the following securities that are subject to the Stockholders Agreement among certain stockholders of the Company and Westar
          Capital: 4,500,000 shares of Class A Common Stock, and 3,245,600 shares of Class A Common Stock underlying 649,120 shares of Series C Convertible Preferred Stock.

     (19) Mr. Wick is a general partner of Proactive Investment Managers, L.P., an investment advisor and a general partner of Proactive Partners, L.P., and Fremont Proactive Partners, L.P., and is a general partner of McGettigan, Wick & Co., Inc., and consequently has or shares voting or dispositive power over 3,689,468 shares of Class A Common Stock and 1,360,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, June 30, 2003, and August 2, 2009. See also footnote (14).

     (20) Includes the aggregate of ownership of Messrs. Aiello, Clark, Davidson, Holt, Mazanec, McGettigan, Sperberg and Sutcliffe as set forth in footnotes (1), (2), (3), (7), (10), (12), (15) and (16), and an aggregate of 417,720 shares of Class A Common Stock held by other officers and directors, 524,149 shares of Class A Common Stock that may be acquired within the next sixty (60) days upon the exercise of options held by other officers (but not including any shares of Class A Common Stock and/or shares of Class A Common Stock underlying Warrants expiring August 13, 2009, that such officers will be entitled to (immediately or upon the exercise of the Warrants) under the terms of their respective Salary Reduction Agreements), and 374,372 shares of Class A Common Stock that are subject to a Stock Purchase Agreement among Hector A. Esquer, and Messrs. Gary, Mazanec and Sperberg. For purposes of calculating this footnote, the number of shares attributable to Mr. Sperberg does not include 351,892 shares that are subject to the above Stock Purchase Agreement because these shares are counted as owned by Messrs. Mazanec and Esquer.

* Less than one percent (1%).

Item 12.   Certain Relationships and Related Transactions.

Guaranty of Bonds. In connection with the Company's acquisition of OBS, the Company entered into a Transition Agreement pursuant to which Westar Energy, Inc. ("Westar Energy"), a sister corporation to Westar Capital, a shareholder of the Company, agreed, for a period of one year after the closing of the OBS acquisition (November 1997), to maintain an indemnity agreement with Westar Capital at a level sufficient to provide credit support to OBS for bid and performance bonds required to be posted in connection with OBS's business. OBS pays all actual and out-of-pocket fees and costs associated with these bonds. OBS (individually or with the Company) currently has three bonds outstanding on projects that are in the final stages of completion and for which Westar Energy and/or Westar Capital have provided the requisite credit support. Westar Capital is a 5 percent or more shareholder of the Company.

Westar Transaction. As previously disclosed, in February 1998, OMS acquired the operating assets of Mid-States Armature in exchange for $290,000. In connection with this transaction, the Company executed an agreement with Westar Energy pursuant to which Westar Energy agreed to loan to the Company an amount equal to the amount paid by the Company for the operating assets. In April 1998, this loan was made by Westar Energy to the Company, and was to be repaid by the first anniversary of the closing of the asset acquisition. Pursuant to a February 1999 settlement agreement entered into by the Company, Westar Capital, Westar Energy and Western Resources in connection with litigation among the parties, Westar Energy, Westar Capital and Western Resources agreed to apply certain payments due from Western Resources to OES under existing water treatment plant contracts to repayment of the subject loan in the event the same was not repaid as above. Westar Capital is a 5 percent or more shareholder of the Company.

Guaranty of Performance. In March 1998, the Company entered into an energy services agreement with a customer to install energy efficient equipment in a large number of the customer's facilities. A condition precedent to the customer's execution of its agreement, however, was the customer's receipt of a guaranty from Westar Capital, guaranteeing the payment obligations of the Company under the customer agreement. Accordingly, in exchange, and as consideration for, Westar Capital's execution of the guaranty, the Company agreed, in essence, to indemnify Westar Capital in the event Westar Capital must perform under its guaranty, executed a promissory note to cover any amounts the Company may owe to Westar Capital as a result of Westar Capital's performance under its guaranty, and granted Westar Capital a security interest in the Company's assets to secure its payment of the note. The security agreement includes certain exceptions in the security interest granted therein. No amounts currently are outstanding under the note. Westar Capital is a 5 percent or more shareholder of the Company.

Engagement of Investment Advisor. In connection with acquisition of the assets of SYCOM, LLC, the Company engaged McGettigan Wick & Co., Inc., an investment banking firm ("McGettigan Wick"), to assist the Company in the structure and negotiation of the transaction. Under the terms of the engagement, the Company agreed to pay McGettigan Wick $50,000 one year after the closing the transaction (which was June 30, 1998), and issue warrants to McGettigan Wick (which warrants immediately were transferred by McGettigan Wick to its affiliates, Proactive and Proactive Investment Managers, L.P. ("PIM")) to acquire 160,000 shares of Class A Common Stock of the Company at the exercise price of $1.17 per share, which was the current price of the Company's Class A Common Stock on the OTC Electronic Bulletin Board on June 30, 1998. These warrants subsequently were repriced on May 26, 1999, to $0.4185 per share, which was the current price of the Company's Class A Common Stock on May 26, 1999. Mr. McGettigan is a general partner of Proactive and PIM, 5 percent or more shareholders of the Company, and is the Chairman of the Board of Directors of the Company.

Outstanding Obligations. Under agreements with Western Resources, OES maintains equipment for supplying demineralized water for boiler makeup water that OES installed at Western Resources' Lawrence Energy Center and Tecumseh Energy Center. As of the fiscal year ended June 30, 1999, OBS had outstanding accounts receivable from Western Resources in the amount of $47,415. As previously disclosed, Westar Capital is a 5 percent or more shareholder of the Company.

August 1999 Private Placement. In August 1999, the Company completed a private placement of shares of Series E Convertible Preferred Stock and the issuance of warrants to purchase shares of the Company Class A Common Stock with Mr. McGettigan, the Chairman of the Board, and other related investors, including Proactive and Lagunitas Partners, L.P., current shareholders of the Company. Terms of the placement include the issuance of 50,000 shares of Series E Convertible Preferred Stock (which is convertible initially into 5,000,000 shares of Class A Common Stock) in exchange for $1,000,000, warrants to purchase 1,250,000 shares of the Company Class A Common Stock at $0.50 per share, and warrants to purchase 1,250,000 shares of the Company Class A Common Stock at $0.75 per share. As stated above, Mr. McGettigan is a general partner of Proactive, a 5 percent or more shareholder of the Company, and is the Chairman of the Board of Directors of the Company.


Item 13.    Exhibits and Reports on Form 8-K

No Form 8-Ks were filed during the last quarter of fiscal year ended June 30, 1999.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   October 27, 1999                    /S/ RICHARD T. SPERBERG
                                            RICHARD T. SPERBERG
                                            Chief Executive Officer



Date:   October 27, 1999                    /S/ J. BRADFORD HANSON
                                            J. BRADFORD HANSON
                                            Chief Executive Officer