Form 10QSB
period 1999-09-30
ONSITE ENERGY CORP
filed 1999-11-22
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB


(MarkOne)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF ACT OF 1934 For the quarterly period ended September 30, 1999.

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE  ACT
    OF   1934   For   the   transition    period   from   _______  to  _________



Commission File Number 1-12738


                            ONSITE ENERGY CORPORATION
                 (Name of small business issuer in its charter)


            Delaware                                   33-0576371
(State or other jurisdiction of)                    (I.R.S. Employer
 incorporation or organization                     Identification No.)


701 Palomar Airport Road, Suite 200, Carlsbad, CA                  92009
    (Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, including area code:  (760) 931-2400


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes   X      No
                                                                  -----

The number of Class A common stock, $0.001 par value, outstanding as of November 15, 1999 is 18,641,302.

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)


ASSETS

Current Assets:
    Cash                                                                         $      585,325
    Accounts receivable, net of allowance for doubtful accounts of $35,000            4,690,765
    Inventory                                                                           183,760
    Capitalized project costs                                                           206,169
    Costs and estimated earnings in excess of billings on uncompleted contracts         723,299
    Assets held for sale                                                                328,172
    Other current assets                                                                 43,423
                                                                                 --------------
           TOTAL CURRENT ASSETS                                                       6,760,913

    Cash-restricted                                                                     118,775
    Property and equipment, net of accumulated depreciation and amortization
    $1,122,000                                                                        1,284,791
    Other assets                                                                         41,221
                                                                                 --------------
           TOTAL ASSETS                                                          $    8,205,700
                                                                                 ==============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable - related parties                                              $       81,456
    Notes payable                                                                     1,499,394
    Accounts payable                                                                  9,384,270
    Billings in excess of costs and estimated earnings on uncompleted contracts         955,798
    Accrued expenses and other liabilities                                              893,922
                                                                                 --------------
          TOTAL CURRENT LIABILITIES
                                                                                     12,814,840
Long-Term Liabilities:
    Accrued future operation and maintenance costs associated with energy
       services agreements                                                              324,010
                                                                                 --------------
          TOTAL LIABILITIES                                                          13,138,850
                                                                                 --------------
Commitments and contingencies

Shareholders' Equity (Deficit):
    Preferred Stock, Series C, 842,500 shares authorized, 649,120 issued and
      outstanding (Aggregate $3,245,600 liquidation preference)                             649
    Preferred Stock, Series D, 157,500 shares authorized, issued and
      outstanding and held in escrow                                                          -
    Preferred Stock, Series E, 50,000 shares authorized, issued and outstanding              50
    Common Stock, $.001 par value, 24,000,000 shares authorized:  Class A common
      stock, 23,999,000 shares authorized, 18,641,302 issued and outstanding             18,641
      Class B common stock, 1,000 shares authorized, none issued and outstanding              -
    Additional paid-in capital                                                       27,413,164
    Notes receivable - stockholders                                                  (4,335,523)
    Accumulated deficit                                                             (28,030,131)
                                                                                 --------------
         TOTAL SHAREHOLDERS' DEFICIT                                                 (4,933,150)
                                                                                 --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                             $    8,205,700
                                                                                 ==============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.



                            Onsite Energy Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended September 30,
                                                        1999               1998
                                                   ---------------    ---------------
       Revenues                                    $   9,575,572     $    9,318,550

       Cost of sales                                   7,443,959          7,893,029
                                                   --------------    ---------------

           Gross margin                                2,131,613          1,425,521

       Selling, general, and administrative            2,979,350          2,691,458
         expenses
       Depreciation and amortization expense             143,625            290,622
       Recovery of reserve provided for sale
         or disposal of subsidiary                      (358,670)                 -
                                                   --------------    ---------------

            Operating loss                              (632,692)        (1,556,559)
                                                   --------------     --------------

       Other income (expense):
          Interest expense                              (108,284)           (91,871)
          Interest income                                  5,623             37,924
                                                   --------------     --------------

            Total other expense                         (102,661)           (53,947)
                                                   --------------     --------------

       Loss before provision for income taxes           (735,353)        (1,610,506)

       Provision for income taxes                          3,600                  -
                                                   --------------     --------------

       Net loss                                    $    (738,953)     $  (1,610,506)
                                                   ==============     ==============

       Net loss allocated to common shareholders   $  (1,501,715)     $  (1,636,081)
                                                   ==============     ==============

       Basic and diluted loss per common share:    $       (0.08)     $       (0.09)
                                                   ==============     ==============

       Weighted average number of shares
         used in per common share calculation:        18,628,894         18,295,536
                                                   ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Cash Flows



                                                               Three Months Ended September 30,
                                                                   1999              1998
                                                              ---------------   ---------------
 Cash flows from operating activities:

 Net loss                                                      $   (738,953)     $   (1,610,506)
 Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Amortization of excess purchase price over net
       assets acquired                                                8,279             125,598
     Amortization of acquired contract costs                        (59,147)                  -
     Non-cash compensation related to stock issuance                 47,500
     Provision for bad debts                                              -              74,970
     Depreciation                                                   135,345             165,024
     Recovery of reserve provided for sale or disposal
       of subsidiary                                               (358,670)                  -
 (Increase) decrease:
     Accounts receivable                                            705,086          (2,544,304)
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                                     381,431             204,360
     Inventory                                                        1,802              16,786
     Other assets                                                   (15,387)            318,343
     Cash-restricted                                                 29,063                   -
 Increase (decrease):
      Accounts payable                                              980,634           2,082,451
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                   (440,965)                  -
      Accrued expenses and other liabilities                       (591,842)           (170,664)
      Deferred income                                                (5,130)                  -
                                                               -------------     ---------------
        Net cash provided by (used in) operating activities          79,046          (1,337,942)
                                                               -------------     ---------------
 Cash flows from investing activities:
      Purchases of property and equipment                           (21,186)            (38,544)
      Loan to shareholders                                         (242,424)           (806,735)
                                                               -------------     ---------------
        Net cash used in investing activities                      (263,610)           (845,279)
                                                               -------------     ---------------
 Cash flows from financing activities:
      Proceeds from issuance of preferred stock                   1,000,000           1,000,000
      Proceeds from exercise of stock options                             -              15,301
      Proceeds from borrowings, net                                       -             366,690
      Repayment of notes payable - related party                   (130,458)           (143,794)
      Repayment of notes payable                                 (1,000,061)                  -
                                                               -------------     ---------------

        Net cash provided by financing activities                  (130,519)          1,238,197
                                                               -------------     ---------------

 Net decrease in cash                                              (315,083)           (945,024)

 Cash, beginning of year                                            900,408           2,093,006
                                                               -------------     ---------------
 Cash, end of quarter                                          $    585,325      $    1,147,982
                                                               =============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation dba ONSITE SYCOM Energy Corporation (the "Company") as of and for the year ended June 30, 1999 and all other subsequent filings. In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

 NOTE 2: The consolidated balance sheet as of September 30, 1999, and the consolidated statements of operations and cash flows for the three months ended September 30, 1999 and 1998, represent the financial position and results of operations of the Company.

 NOTE 3: Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1999. Readers of this report are cautioned not to put undue reliance on "forward looking"
          statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 1999, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and a negative shareholders' equity. See the "Liquidity and Capital Resources" discussion below for details of the Company's plan for dealing with these issues.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc., and recently renamed Onsite Energy
Services, Inc. ("OES"). OES provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

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

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to other energy services companies primarily in Southern California. Effective September 30, 1999, the Company sold 95% of its interest in LTS.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC, through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SO Corporation is also an ESCO with customers primarily on the East Coast of the United States.

Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI") for the purpose of acquiring substantially all of the assets of REEP, Inc. for assumption of certain liabilities. REEP provides residential energy services while ERSI is a commercial lighting contractor. In the first fiscal quarter, the Company made a decision to explore the sale or disposition of its lighting subsidiaries.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations.

Revenues for the three-month period ended September 30, 1999 were $9,575,572 compared to $9,318,550 for the same period in 1998, an increase of $257,022, or
2.76 percent. The increase in revenue was due primarily to the existence of several major contracts (in excess of $1,000,000) in the current fiscal quarter, whereas the prior year only benefited from one major contract.

Cost of sales for the quarter ended September 30, 1999 was $7,443,959 compared to $7,893,029 for the quarter ended September 30, 1998, a decrease of $449,070 or 5.69 percent.

Gross margin for the three month period ended September 30, 1999 was $2,131,613 (22.3 percent of revenues), compared to $1,425,521 (15.3 percent of revenues). The increase in gross margin as a percentage of sales was the result of several contracts in the quarter ended September 30, 1998 with lower than historical margins as well as lower than typical margins at LTS.

Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1999 was $2,979,350 compared to $2,691,458 for the quarter ended September 30, 1998, an increase of $287,892, or 10.70 percent. The increase was substantially due to an overall increase in salaries and benefits due to the addition of two lighting subsidiaries and expansion at LTS, an increase in general liability insurance resulting from expansion and increased revenues and an increase of overall facilities expenses for the Company due also to the addition and expansion of the lighting subsidiaries.

Goodwill amortization and depreciation expense for the quarter ended September 30, 1999 was $143,625, compared to $290,622 for the comparable quarter in the previous year, a decrease of $146,997, or 50.58 percent. The primary reason for the decrease was due to the elimination of amortization of goodwill for SO Corporation resulting from the reduction of the remaining goodwill at the fiscal year ended June 30, 1999.

Recovery of reserve provided for sale or disposal of subsidiary was a reduction in operating loss (income) of $358,670 for the three months ended September 30, 1999 and is a non recurring item relating specifically to the sale of 95% of the Company's interest in LTS. The Company had decided on exploring options for the sale of LTS, and at that time established a reserve for possible loss of $1,010,000 based upon estimates derived from the facts that existed prior to a definitive agreement for sale. The ultimate sale resulted in a loss of approximately $651,000.

Net other expense for the quarter ended September 30, 1999 was $102,661, compared to $53,947 for the three month period ended September 30, 1998, an increase of $48,714. The primary reason for the change is the $32,301 decrease in interest income.

Net loss for the three months ended September 30, 1999 was $738,953, or $0.08 loss per share, compared to net loss of $1,610,506, or $0.09 loss per share for the same period in 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $585,325 as of September 30, 1999, compared to $900,408 as of June 30, 1999, a decrease of $315,083. Working capital was a negative $6,053,927 as of September 30, 1999, compared to a negative $6,357,699 as of June 30, 1999.

Cash flows provided by operating activities were $79,046 for the three month period ended September 30, 1999 compared to cash flows used in operating activities of $1,337,942 for the same three month period in 1998. The change was primarily due to the decline in net loss from $1,610,506 for the three months ended September 30, 1998 to $738,953 for the three months ended September 30, 1999.

Cash flows used in investing activities in the first three months of 1999 were $263,610, compared to $845,279 in the first fiscal quarter in the prior year. The decrease was attributable to a reduction in loans and advances to affiliates of the Company.

Cash flows used in financing activities were $130,519 for the three months ended September 30, 1999, compared to cash flows provided by financing activities of $1,238,197 for the three month period ended September 30, 1998. Although there were proceeds from the issuance of stock in the amount of $1,000,000 in both fiscal quarters, the principal reason for the decrease was the repayment of notes payable for $1,000,061.

The Company has shown significant net losses for the year ended June 30, 1999, as well as the three months ended September 30, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the quarter ended September 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. Subsequent to its most recent fiscal year end, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the first quarter, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. Subsequent to September 30, 1999, the Company sold 95% of its interest in LTS. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

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

Additionally, in June 1999, a former officer of the Company (July 1998 through October 1998) filed a suit (Superior Court of the State of California, County of San Diego, North County Branch, Case No. N081711) alleging fraud, negligence and wrongful discharge in connection with his employment termination in October 1998. The action seeks compensatory damages and punitive damages in excess of $25,000. Mediation engaged in by the parties in an effort to settle this matter was unsuccessful. Hence, discovery is ongoing, and the Company intends to vigorously defend itself in this matter.

In November 1999, Independent Energy Services, Inc., a subcontractor to the Company, filed a suit (United States District Court, District of New Jersey, Case No. 99-5159 (AET)) against the Company and three of its directors and officers alleging breach of contract and related causes of action in connection with one of the Company's projects. The suit seeks payment of monies ($434,234) allegedly due under a subcontract, as well as consequential damages, interest and costs of suit. The Company is attempting to settle the matter; however, no settlement agreement has been reached.

Item 2.    Changes in Securities - Not Applicable

Item 3.    Defaults upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

a)         Reports on Form 8-K

           Form 8-K filed November 16, 1999, regarding the Acquisition and Release Agreement to sell ninety-five percent of the issued and outstanding stock of Lighting Technology Services, Inc.


           Exhibit 27        Financial Data Schedules

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ONSITE ENERGY CORPORATION



Date:   November 22, 1999                     By: \s\ Richard T. Sperberg
                                              ----------------------------------
                                                  Richard T. Sperberg
                                                  Chief Executive Officer


                                              By: \s\ J. Bradford Hanson
                                              ----------------------------------
                                                  J. Bradford Hanson
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer