Form 10QSB
period 1999-12-31
ONSITE ENERGY CORP
filed 2000-02-22
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB


(MarkOne)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999.

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
   No_______

The number of Class A common stock, $0.001 par value, outstanding as of February 14, 2000 is 18,069,079.

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                December 31, 1999
                                   (Unaudited)

ASSETS

Current Assets:
    Cash                                                         $      464,157
    Accounts receivable, net of allowance for
      doubtful accounts of $31,370                                    2,863,618
    Capitalized project costs                                            96,432
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                                 611,458
    Assets held for sale                                                977,935
    Other current assets                                                 68,102
                                                                 ---------------
           TOTAL CURRENT ASSETS                                       5,081,702

    Cash-restricted                                                      74,565
    Property and equipment, net of accumulated
      depreciation and amortization $1,229,453                        1,003,824
    Other assets                                                         62,319
                                                                 ---------------
           TOTAL ASSETS                                          $    6,222,410
                                                                 ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable                                                $    1,574,954
    Accounts payable                                                  8,248,738
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                               1,441,321
    Accrued expenses and other liabilities                            1,213,549
                                                                 ---------------
          TOTAL CURRENT LIABILITIES                                  12,478,562

Long-Term Liabilities:
    Accrued future operation and maintenance costs
      associated with energy services agreements                        285,372
                                                                 ---------------
          TOTAL LIABILITIES                                          12,763,934
                                                                 ---------------

Commitments and contingencies

Shareholders' Equity (Deficit):
    Preferred Stock, Series C, 842,500 shares authorized,
      649,120 issued and outstanding
         (Aggregate $3,245,600 liquidation preference)                      649
    Preferred Stock, Series D, 157,500 shares authorized,
      issued and outstanding and held in escrow                               -
    Preferred Stock, Series E, 50,000 shares authorized,
      issued and outstanding                                                 50
    Treasury Stock                                                     (193,202)
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares authorized,
         18,739,267 issued and outstanding                               18,739
       Class B common stock, 1,000 shares authorized, none
         issued and outstanding                                               -
    Additional paid-in capital                                       27,440,157
    Notes receivable - stockholders                                  (3,940,850)
    Accumulated deficit                                             (29,867,067)
                                                                 ---------------
         TOTAL SHAREHOLDERS' DEFICIT                                 (6,541,524)
                                                                 ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)             $    6,222,410
                                                                 ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)



                                           Three Months Ended December 31,     Six Months Ended December 31,
                                              1999               1998               1999            1998
                                         ---------------   ---------------    --------------   -------------

Revenues                                 $     2,499,924   $     9,315,984    $   11,905,078   $  18,630,025
Utility Revenues                                 601,048           140,174           771,466         280,348

Cost of sales                                  1,917,008         7,750,855         9,360,966      15,637,401
                                         ---------------   ---------------    --------------   -------------
    Gross margin                               1,183,964         1,705,303         3,315,578       3,272,972

Selling, general, and
  administrative expenses                      2,167,620         2,756,837         5,146,972       5,448,297
Depreciation and amortization expense            131,248           265,002           274,873         555,623
Recovery of reserve provided for sale
  or disposal of subsidiary                            -                 -          (358,670)              -
                                         ---------------   ---------------    --------------   -------------
     Operating loss                           (1,114,904)       (1,316,536)       (1,747,597)     (2,730,948)
                                         ---------------   ---------------    --------------   -------------
Other income (expense):
   Interest expense                              (85,034)          (94,897)         (193,319)       (205,226)
   Interest income                                20,382            28,125            26,005          66,049
                                         ---------------   ---------------    --------------   -------------
     Total other expense                         (64,652)          (66,772)         (167,314)       (139,177)
                                         ---------------   ---------------    --------------   -------------
Loss before provision for income taxes        (1,179,556)       (1,383,308)       (1,914,911)     (2,870,125)

Provision for income taxes                           200                 -             3,800               -
                                         ---------------   ---------------    --------------   -------------
Net loss                                 $    (1,179,756)  $    (1,383,308)   $   (1,918,711)  $  (2,870,125)
                                         ===============   ===============    ==============   =============
Net loss allocated to common
  shareholders                           $    (1,179,756)  $    (1,433,676)   $   (1,918,711)  $  (2,895,700)
                                         ===============   ===============    ==============   =============
Basic and diluted loss per common
  share:                                 $         (0.06)  $         (0.08)   $        (0.10)  $       (0.16)
                                         ===============   ===============    ==============   =============
Weighted average number of shares
  used in per common share calculation:       18,663,907        18,488,514        18,646,373      18,381,886
                                         ===============   ===============    ==============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                       Consolidated Statement of Cashflows



                                                                  Six Months Ended December 31,
                                                                       1999             1998
                                                                 ---------------   ---------------
Cash flows from operating activities:

Net loss                                                        $    (1,918,711)  $   (2,870,125)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Amortization of excess purchase price over net
      assets acquired                                                         -           251,195
    Amortization of acquired contract costs                              50,590           121,643
    Provision for bad debts                                                   -            90,000
    Depreciation                                                        242,032           304,428
    Recovery of reserve provided for sale or disposal
      of subsidiary                                                    (358,670)                -
(Increase) decrease:
    Accounts receivable                                               4,181,291        (2,323,397)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          585,781                 -
    Inventory                                                             6,107            (9,123)
    Other assets                                                       (110,445)            7,382
    Cash-restricted                                                      70,334                 -
Increase (decrease):
    Accounts payable                                                 (1,979,068)        2,798,729
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                         (292,770)        1,293,554
    Accrued expenses and other liabilities                              324,317          (139,270)
    Deferred income                                                     176,051                 -
    Accrued future operation and maintenance costs
      associated with energy services agreements                              -            64,052
                                                                ---------------   ---------------
      Net cash provided by (used in) operating activities               976,839          (410,932)
                                                                ---------------   ---------------
Cash flows from investing activities:
    Purchases of property and equipment                                  65,677           (57,402)
    Loan to shareholders                                                152,249        (1,147,537)
    Acquisition of businesses, net cash acquired                        491,146                 -
                                                                ---------------   ---------------
      Net cash provided by (used in) investing activities               709,072        (1,204,939)
                                                                ---------------   ---------------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock                           854,298         1,000,000
    Proceeds from exercise of stock options                                   -            20,227
    Proceeds from borrowings, net                                    (2,764,546)                -
    Repayment of notes payable - related party                         (211,914)         (194,581)
    Repayment of notes payable                                                -          (674,187)
                                                                ---------------   ---------------
      Net cash provided by (used in) financing activities            (2,122,162)          151,459
                                                                ---------------   ---------------

Net decrease in cash                                                   (436,251)       (1,464,412)

Cash, beginning of year                                                 900,408         2,093,006
                                                                ---------------   ---------------
Cash, end of quarter                                            $       464,157   $       628,594
                                                                ===============   ===============



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

NOTE 2: The consolidated balance sheet as of December 31, 1999, and the consolidated statements of operations and cash flows for the six months ended December 31, 1999 and 1998, represents the financial position and results of operations of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning ("HVAC") upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. The Company also provides professional consulting services in the areas of direct access planning, market assessment, business strategies, public policy analysis, and environmental impact feasibility studies. The Company has been accredited by the National Association of Energy Service Companies. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

As of June 30, 1999, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and a negative shareholders' equity. See the "Liquidity and Capital Resources" discussion below for details of the Company's plan for dealing with these issues.

In February 2000, the Company announced that it plans to amend its Form 10-KSB filing for the year ended June 30, 1999 and the quarter ended September 30, 1999 restating its financial statements for changes in the timing of revenue and expense recognition. The Securities and Exchange Commission ("SEC") had taken exception to certain applications of generally accepted accounting principles ("GAAP") as applied by ONSITE SYCOM in the areas of the timing of revenue recognition where utility incentive payments are a part of ONSITE SYCOM's revenue stream, the timing of revenue recognition with respect to the sale of future utility revenue payments and the timing of revenue and expense recognition relative to contracts containing future commitments of services following the implementation of certain projects. The Company, along with its independent auditors, believed that it was adhering to GAAP and had provided the SEC with arguments in support of its position in these areas. Rather than continue to utilize resources in an appeal to the SEC Chief Accountant, the Company decided to amend previously filed financial statements and reports to reflect the SEC's position on the timing of income and expense recognition in these areas. Further, it is anticipated that the revised June 30, 1999 financial statements will be filed on an unaudited basis due to the Company's inability to timely pay its auditors. The statements of operations and cash flows for the three and six month periods ended December 31, 1998, reflect the results of accounting changes mandated by the SEC.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc., and recently renamed Onsite Energy
Services, Inc. ("OES"). OES provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma.

In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc. through a newly-formed subsidiary, Onsite/Mid-States, Inc. ("OMS"). OMS provides specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa, and Oklahoma. In February 2000, OES completed a transaction to sell substantially all of the assets of OMS to a private buyer in exchange for $300,000 cash plus uncollected earnings on existing projects that were transferred.

In April 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation, to facilitate the development and acquisition of potential projects in Panama and Latin America. There has been no activity in this subsidiary since its inception.

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to other energy services companies primarily in Southern California. Effective September 30, 1999, the Company sold 95 percent of its interest in LTS. In exchange for the shares of LTS, ONSITE SYCOM received 690,000 shares of ONSITE SYCOM Common Stock originally issued for the acquisition of LTS, as well as a ten year non-interest bearing note for approximately $936,000, which may be repaid by LTS by providing lighting services to ONSITE SYCOM. Onsite Sycom incurred a loss of approximately $652,000 as a result of the sale. In addition, the note has been fully reserved for due to doubt surrounding its recoverability.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC, through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SO Corporation is also an ESCO with customers primarily on the East Coast of the United States.

Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI") for the purpose of acquiring substantially all of the assets and certain liabilities of REEP, Inc. REEP provides residential energy services while ERSI is a commercial lighting contractor. In the fiscal first quarter, the Company made a decision to explore the sale or disposition of its lighting subsidiaries.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations

In order to perform parallel six and three month comparisons, the activity from certain subsidiaries had to be eliminated from each fiscal year. The after elimination comparisons exclude the activity of LTS from the December 31, 1998 operations, and the activity of all of LTS, REEP and ERSI from consolidated balances for the six and three months ended December 31, 1999.

Six months ended December 31, 1999 compared to the six months ended December 31, 1998

Revenues for the six month period ended December 31, 1999 were $12,676,544 compared to $18,910,373 for the same period in 1998, a decrease of $6,233,829, or 32.97 percent. After the elimination of amounts related to the subsidiaries identified above, revenues for the six month period ended December 31, 1999 were $10,315,297, compared to $12,495,952 for the same period in 1998. The decrease of $2,180,655, or 17.45 percent, was primarily due to the 90 percent decrease in revenue recognized on long term construction contracts at SO Corporation.

Cost of sales for the six months ended December 31, 1999 was $9,360,966 compared to $15,637,401 for the six months ended December 31, 1998, a decrease of $6,276,435, or 40.14 percent. After eliminations of cost of sales from the identified subsidiaries, cost of sales were $8,448,093 for the six months ended December 31, 1999, compared to $10,014,695 for the comparable period in 1998. The decrease of $1,566,602, or 15.64 percent, was due to the decrease in the long term construction contracts from one subsidiary as mentioned above.

Gross margin for the six month period ended December 31, 1999 was $3,315,578 (26.16 percent of revenues), compared to $3,272,972 (17.31 percent of revenues) for the six month period ended December 31, 1998. The increase in gross margin as a percentage of sales was the result of several contracts in the six months ended December 31, 1998 with lower than historical margins as well as lower than typical margins at LTS. After the elimination of subsidiaries not included in both periods, the gross margin for the six month period ended December 31, 1999 was $1,867,204 (18.10 percent of revenues), compared to $2,481,257 (19.86 percent of revenues) for the six month period ended December 31, 1998.

Selling, general and administrative ("SG&A") expense for the six months ended December 31, 1999 was $5,146,972 compared to $5,448,297 for the six months ended December 31, 1998, a decrease of $301,325, or 5.53 percent. After the elimination of SG&A expenses of the identified subsidiaries, SG&A expenses were $3,953,459 for the six months ended December 31, 1999, compared to $4,898,324 for the same period on the previous year, a decrease of $944,865, or 19.29 percent. This decrease is primarily attributable to the ongoing attempt by management to reduce SG&A costs, including reduction in personnel and locations, among other things.

Goodwill amortization and depreciation expense for the six months ended December 31, 1999 was $274,873, compared to $555,623 for the comparable period in the previous year, a decrease of $280,750, or 50.53 percent. After the elimination of the identified subsidiaries, goodwill amortization and depreciation expenses for the six months ended December 31, 1999 were $262,594, compared to $398,304 for the comparable period last year. The primary reason for the decrease was due to the elimination of amortization of goodwill for SO Corporation resulting from the write-off of the remaining goodwill at the fiscal year ended June 30, 1999.

Recovery of reserve provided for sale or disposal of subsidiary was a reduction in operating loss (income) of $358,670 for the three months ended September 30, 1999 and is a non recurring item relating specifically to the sale of 95% of the Company's interest in LTS. The Company had decided on exploring options for the sale of LTS, and at that time established a reserve for possible loss of $1,010,000 based upon estimates derived from the facts that existed prior to entering into a definitive agreement for sale. The ultimate sale resulted in a loss of approximately $651,000.

Net other expense for the six months ended December 31, 1999 was $167,314, compared to a net other expense of $139,177 for the six month period ended
December 31, 1998, an increase of $28,137, or 20.22 percent. After the elimination of the activity of the identified subsidiaries, net other expense was $118,643, compared to $135,207 for the same period in 1998, a decrease of $16,564, or 12.25 percent.

Net loss for the six months ended December 31, 1999 was $1,918,711, or $0.10 loss per share, compared to net loss of $2,870,125, or $0.16 loss per share for the same period in 1998. After the elimination of revenues and expenses from the identified subsidiaries, net loss for the six month period ended December 31,

1999 was $2,471,292,  or $0.13 loss per share, compared to $2,950,578,  or $0.16 loss per share for the comparable period in 1998.

Three months ended December 31, 1999 compared to the three months ended December 31, 1998

Revenues for the three month period ended December 31, 1999 were $3,100,972, compared to $9,456,158 for the three month period ended December 31, 1998, a decrease of $6,355,186, or 67.21 percent. In order to perform a parallel comparison, revenues and expenses of the identified subsidiaries were eliminated. After eliminations of these subsidiaries, revenues for the three month period ended December 31, 1999 were $2,796,817, compared to $6,619,590 for the same period in 1998, a decrease of $3,822,773, or 57.75 percent. This decrease is primarily attributable to the decrease in revenue on long term construction contracts at SO Corporation of $1,933,673.

Cost of sales for the three month period ended December 31, 1999 were $1,917,008, compared to $7,750,855 for the same period ended December 31, 1998, an increase of $5,833,847, or 75.27 percent. After the elimination of the activity from the identified subsidiaries, the cost of sales for the three month period ended December 31, 1999 were $1,981,787, compared to $5,386,993 for the comparable period in 1998, a decrease of $3,405,206, or 63.21 percent. This decrease is primarily attributable to the decline in revenues on long term construction contracts as mentioned above.

Gross Margin for the three months ended December 31, 1999 was $1,183,964 (38.18 percent of revenues), compared to $1,705,303 (18.03 percent of revenues) for the three months ended December 31, 1998. After the elimination of revenues and cost of sales of the identified subsidiaries, gross margin was $815,030 (29.14 percent of revenues) for the three months ended December 31, 1999, compared to $1,232,597 (18.62 percent of revenues) for the comparable period in the previous year. The increase was a result of a concentration on consulting projects in the quarter ended December 31, 1999, which generally have higher gross margins.

SG&A was $2,167,620 for the three months ended December 31, 1999, compared to $2,756,837 for the three months ended December 31, 1998, a decrease of $589,217, or 21.37 percent. After the elimination of SG&A from the identified subsidiaries, SG&A was $1,904,998 for the three month period ended December 31, 1999, compared to $2,501,945 for the comparable period in the previous year, a decrease of $596,947, or 23.86 percent. The decrease was the result of efforts to reduce SG&A through a reduction in personnel and locations, among other things.

Goodwill amortization and depreciation expense for the quarter ended December 31, 1999 was $131,248, compared to $265,002 for the comparable quarter in the previous year, a decrease of $133,754, or 50.47 percent. After the elimination of the identified subsidiaries, goodwill amortization and depreciation expense for the three months ended December 31, 1999 was $131,248, compared to $186,060 for the comparable period last year, a decrease of $54,812, or 29.46 percent. The primary reason for the decrease was due to the elimination of amortization of goodwill for SO Corporation resulting from the reduction of the remaining goodwill at the fiscal year ended June 30, 1999.

Net other expense was $64,652 in the three months ended December 31, 1999, compared to net other expense of $66,772 for the three month period ended December 31, 1998, a decrease of $2,120, or 3.17 percent. After the elimination of net other income and expense from the identified subsidiaries, net other expense was $66,240 for the three months ended December 31, 1999, compared to $60,384 for the same period in 1998, an increase of $5,856, or 9.70 percent.

Net loss for the three months ended December 31, 1999 was $1,179,756, or $0.06 loss per share, compared to net loss of $1,383,308, or $0.08 loss per share. After the elimination of revenues and expenses of the identified subsidiaries, net loss for the quarter ended December 31, 1999 was $1,287,456, compared to $1,515,792 for same period in the previous fiscal year, a decrease of $228,336, or 15.06 percent.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $464,157 as of December 31, 1999, compared to $900,408 as of June 30, 1999, a decrease of $436,251. Working capital was a negative $7,396,860 as of December 31, 1999, compared to a negative $6,357,699 as of June 30, 1999.

Cash flows provided by operating activities were $976,839 for the six month period ended December 31, 1999 compared to cash flows used in operating activities of $410,932 for the same six month period in 1998. The change was primarily due to the decline in net loss from $2,870,125 for the six months ended December 31, 1998 to $1,918,711 for the six months ended December 31, 1999.

Cash flows provided by investing activities in the six months ended December 31, 1999 were $709,072, compared to $1,204,939 used in investing activities in the comparable period in the prior year. The change was primarily the result of a reduction in loans for shareholders of $1,299,786.

Cash flows used in financing activities were $2,122,162 for the six months ended December 31, 1999, compared to cash flows provided by financing activities of $151,459 for the six month period ended December 31, 1998. The increase was due to net repayments on notes payable of approximately $3.0 million.

The Company has shown significant net losses for the year ended June 30, 1999 as well as the six months ended December 31, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through sales and/or financing of long term project revenue streams, sales of assets or subsidiaries, as well as by other means to achieve profitable operations. During the quarter ended December 31, 1999, the Company took steps to mitigate the losses and enhance its future viability. Subsequent to its most recent fiscal year end, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the first quarter, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. Subsequent to September 30, 1999, the Company sold 95% of its interest in LTS. Subsequent to December 31, 1999, OES sold substantially all of the assets of OMS to a private party. As a result of the sale, OES was able to reduce staff from six to one persons. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions and asset sales. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

Pursuant to the Certificate of Designations for the Series C Convertible Preferred Stock (the "Series C Stock"), each holder of Series C Stock is entitled, when and as declared by the Board of Directors of the Company and out of any funds legally available therefore to an annual dividend at the rate of
9.75 percent of the liquidation preference ($5 per share), which dividend is payable quarterly. All of the issued and outstanding shares of Series C Stock are held by Westar Capital, Inc. ("Westar"). Dividends were declared and paid as required for each of the quarters through April 15, 1999. While the Board has authorized the payment of dividends to the extent such declaration and payment is allowed under applicable Delaware corporate law, under Delaware law dividends on the Series C Stock could not be declared and paid as required on July 15, 1999, October 15, 1999, or January 15, 2000.

Pursuant to the Certificate of Designations, if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company, and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Such voting rights continue until all dividends accrued on the Series C Stock shall have been paid or set apart for payment, at which time such voting power shall cease (until a similar default in payment recurs). While the Company currently is not in default on four or more quarterly dividends, if the Company is unable to declare the requisite quarterly dividend on April 15, 2000, Westar, as the holder of the Series C Stock, shall be entitled to exercise the rights described above. Furthermore, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, if Westar has exercised its rights to elect the majority of the Board of Directors, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors.


Part II - Other Information

Item 1. Legal Proceedings. In October 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District Court, Eastern District of Louisiana, Case No. 98-2914) against OES alleging breach of contract in connection with one of the Company's projects. The suit sought reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits. OES settled this matter in December 1999, and execution of the final settlement agreement is pending.

In November 1999, Independent Energy Services, Inc. ("IES"), a subcontractor to the Company, filed a suit (United States District Court, District of New Jersey, Case No. 99-5159 (AET)) against the Company and three of its directors and officers alleging breach of contract and related causes of action in connection with one of the Company's projects. The suit seeks payment of monies ($434,234) allegedly due under a subcontract, as well as consequential damages, interest and costs of suit. The Company filed its answer, which included counterclaims alleging, among other things, that IES breached the subcontract by failing to comply with its terms. The Company is continuing its efforts to settle the matter; however, no settlement agreement has been reached.

In January 2000, IES filed a second action (Superior Court of New Jersey, Morris County, Docket No. L-214-00) against the Company and two of its directors and officers alleging breach of contract and related causes of action in connection with another of the Company's projects. The suit seeks payment of monies ($710,562) allegedly due under a subcontract, as well as consequential damages, interest and costs of suit. The Company is in the process of evaluating this matter and has not yet filed its responsive pleadings.

Additionally, in January 2000, EUA Cogenex Corporation ("Cogenex") filed a suit (United States District Court, District of Massachusetts, Case No. 00-10128) alleging, among other things, breach of contract in connection with a Forbearance Agreement entered into by the Company and Cogenex. The Company negotiated a standstill agreement with Cogenex to maintain the status quo and allow for additional settlement discussions, and to prevent any action by Cogenex against certain collateral that secures the debt under the Forbearance Agreement without court action. The Company and Cogenex have negotiated a settlement of this matter that involves the execution and filing of an amended standstill order and a stipulated judgment if the Company fails to make certain agreed-upon payments to Cogenex.

Item 2.    Changes in Securities - Not Applicable

Item 3.    Defaults upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

a)      Reports on Form 8-K

           Form 8-K filed November 16, 1999, regarding the Acquisition and Release Agreement to sell 95 percent of the issued and outstanding stock of Lighting Technology Services, Inc.


           Exhibit 27        Financial Data Schedules

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ONSITE ENERGY CORPORATION



Date:   February 22, 2000                  By:   \s\ Richard T. Sperberg
                                                 ------------------------------
                                                 Richard T. Sperberg
                                                 Chief Executive Officer


                                           By:    \s\ J. Bradford Hanson
                                                  -----------------------------
                                                  J. Bradford Hanson
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer