Form 10KSB/A
period 1999-06-30
ONSITE ENERGY CORP
filed 2000-03-03
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-KSB/A-2
                    (Amendment No. 2 Filed on March 2, 2000)

(MarkOne)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ___________ from ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year..............$44,100,561

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days................................$1,117,682 as of September 27, 1999.

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

     Revenue Recognition/Financial Statement Restatement. The Company had previously been corresponding with the SEC regarding the Company's Form 10-KSB for the year ended June 30, 1998. In response to information submitted by the Company, on December 3, 1999, the SEC sent a comment letter directing the Company to restate its financial statements for each of the last three fiscal years ended June 30, 1999, 1998, and 1997 as well as for the quarter ended September 30, 1999. The restatement is the result of a review of the Company's accounting policies as it related to the timing of the recognition of revenues and expenses.

The SEC took exception to certain applications of accounting principles as applied by ONSITE SYCOM in the areas of the timing of revenue recognition where utility incentive payments are a part of ONSITE SYCOM's revenue stream, the timing of revenue recognition with respect to the sale of future utility revenue payments and the timing of revenue and expense recognition relative to contracts containing future commitments of services following the implementation of certain projects. The Company, along with its independent auditors, believed that it was adhering to Generally Accepted Accounting Principles ("GAAP") and had provided the SEC with arguments in support of its position in these areas.
Rather than continue to utilize resources in an appeal to the SEC Chief Accountant, the Company decided to amend previously filed financial statements and reports to reflect the SEC's position on the timing of income and expense recognition in these areas. As a result, ONSITE SYCOM restated its previously filed financial statements for each of the fiscal years ending June 30, 1997, 1998 and 1999, as well as the first fiscal quarter ended September 30, 1999.

The Company implemented several projects in fiscal 1998 where the price to the customer was less than the cost to implement the project, creating a loss for accounting purposes. This "loss" was recovered and profits were achieved through the Company's retaining a share of utility incentive payments that resulted from energy savings from the implemented project. In these instances, the Company estimated its revenue from these utility incentive payments and recognized the revenue as the project was being implemented using the percentage of completion methodology. The SEC has required the Company to defer recognition of the utility incentive payment component of revenue until the point in time that the utility is billed for the incentive payments. Generally, these billings occur on a quarterly basis for a three year period.

Further, the Company sold other future utility incentive payment streams to a third party on a non-recourse basis. At the time of the sale, in fiscal 1997 and 1998, the Company recognized revenue to the extent it received cash. The SEC has required the Company to record these payments as a financing transaction (debt) and to recognize revenue related to the utility incentive payments on an as billed basis, again quarterly over a three year period.

In addition, the Company has a small number of contracts for which it has a commitment to provide relamping services several years after the initial implementation of the project. The Company originally recognized all the revenue and an estimate of the future cost as the project was being implemented. The SEC has required the Company to defer a portion of the revenue and eliminate the reserve for future cost until the relampings actually occur.

Lastly, the Company has approximately 15 contracts that call for ongoing services generally over a ten year period. The Company originally recorded the estimated future costs associated with these commitments on a net present value basis. The SEC has required the Company to record these commitments on an undiscounted basis.

        Unaudited filing of Form 10-KSB. The original and first amended filings of Form 10-KSB for the fiscal year ended June 30, 1999 were audited by the Company's independent auditors, Hein+Associates. The opinion issued was qualified subject to the Company's ability to continue as a going concern. As of the time of filing amendment number 2, the Company's auditors have not reviewed revisions resulting from the restatements due to non-payment by the Company of accounting and tax fees, and therefore, the Company's auditor's opinion is not included with this filing.

        Loss from Operations, Possible Need for Additional Working Capital and Potential Dilution to Existing Shareholders. The Company has suffered losses from operations for the past two fiscal years. For the years ended June 30,

1999,  and 1998,  the  Company  had net  losses of  $6,466,108  and  $2,211,295, respectively, negative working capital of $7,098,826 and an accumulated deficit of $27,185,601 as of June 30, 1999. Management believes that the Company will be able to generate additional revenues and improve operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

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

        Control of the Company. The directors, officers and shareholders that own more than 5 percent of the Company's Class A Common Stock beneficially own approximately 78.2 percent of the Company in the aggregate. As a result of their ownership, such shareholders will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying or preventing a change in control of the Company. In addition, as discussed in Subsidiaries/Partnership section above, in connection with the acquisition of the assets and certain liabilities of SYCOM, LLC, the

Company issued 157,500 shares of Series D Stock to SYCOM Corporation. Under certain conditions, the Series D Stock may be converted into 15,750,000 shares of the Company's Class A Common Stock and currently is held in escrow. The Series D Stock may be released to SYCOM Corporation provided that the Company achieves certain net income thresholds and the Company's Class A Common Stock trades above $2.00. If the Company's net income and price of its Class A Common Stock meets these thresholds and other applicable conditions are met, SYCOM Corporation would beneficially own approximately 48.42 percent of the Company (based upon current ownership).

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

        The original and first amended filings of Form 10-KSB for the fiscal year ended June 30, 1999 were audited by the Company's independent auditors, Hein+Associates. The opinion issued was qualified subject to the Company's ability to continue as a going concern. As of the time of filing amendment number 2, our auditors have not reviewed revisions resulting from the restatements due to non-payment of fees, and therefore their opinion is not included with this filing.

        The SEC took exception to certain applications of accounting principles as applied by ONSITE SYCOM in the areas of the timing of revenue recognition where utility incentive payments are a part of ONSITE SYCOM's revenue stream, the timing of revenue recognition with respect to the sale of future utility revenue payments and the timing of revenue and expense recognition relative to contracts containing future commitments of services following the implementation of certain projects. The Company, along with its independent auditors, believed that it was adhering to GAAP and had provided the SEC with arguments in support of its position in these areas. Rather than continue to utilize resources in an appeal to the SEC Chief Accountant, the Company decided to amend previously filed financial statements and reports to reflect the SEC's position on the timing of income and expense recognition in these areas. As a result, ONSITE SYCOM restated its previously filed financial statements for each of the fiscal years ending June 30, 1997, 1998 and 1999, as well as the first fiscal quarter ended September 30, 1999.

        The Company implemented several projects in fiscal 1998 where the price to the customer was less than the cost to implement the project, creating a loss for accounting purposes. This "loss" was recovered and profits were achieved through the Company's retaining a share of utility incentive payments that resulted from energy savings from the implemented project. In these instances, the Company estimated its revenue from these utility incentive payments and recognized the revenue as the project was being implemented using the percentage of completion methodology. The SEC has required the Company to defer recognition of the utility incentive payment component of revenue until the point in time that the utility is billed for the incentive payments. Generally, these billings occur on a quarterly basis for a three year period.

        Further, the Company sold other future utility incentive payment streams to a third party on a non-recourse basis. At the time of the sale, in fiscal 1997 and 1998, the Company recognized revenue to the extent it received cash. The SEC has required the Company to record these payments as a financing transaction (debt) and to recognize revenue related to the utility incentive payments on an as billed basis, again quarterly over a three year period.

        In addition, the Company has a small number of contracts for which it has a commitment to provide relamping services several years after the initial implementation of the project. The Company originally recognized all the revenue and an estimate of the future cost as the project was being implemented. The SEC has required the Company to defer a portion of the revenue and eliminate the reserve for future cost until the relampings actually occur.

        Last, the Company has approximately 15 contracts that call for ongoing services generally over a ten year period. The Company originally recorded the estimated future costs associated with these commitments on a net present value basis. The SEC has required the Company to record these commitments on an undiscounted basis.

        The following table shows the originally reported and revised results for each of the last three fiscal years.


                                  Fiscal year ended June 30,
                          1997               1998                 1999

As Filed            $  (1,388,598)      $  (2,218,482)      $  (6,909,011)

As restated         $  (2,240,028)      $   2,211,295       $  (6,466,108)
                    -------------       -------------       -------------
Difference          $    (851,430)      $       7,187       $     442,903
                    =============       =============       =============


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

Results of Operations.

        Revenues. Revenues increased in the fiscal year ended June 30, 1999, by $44,100,561 or 257.05 percent. This increase is primarily attributable to the activity from newly acquired subsidiaries. After elimination of revenues attributable to newly acquired subsidiaries and prorated revenues from subsidiaries acquired mid-fiscal year 1998, revenues increased by $3,395,366, or
27.49 percent from fiscal year ended June 30, 1998 to June 30, 1999. The increase in revenues occurred as a result of the completion of projects in process as of the beginning of the fiscal year as well as the start of several new long term construction projects in the fiscal year ended June 30, 1999. Consulting revenues increased by 57.50 percent due to consulting services provided to three major customers.

        Gross  Margin.  Gross margin for the fiscal year ended June 30, 1999 was
20.31 percent of revenues compared to 18.01 percent in fiscal year 1998. After elimination of revenues and cost of sales attributable to newly acquired subsidiaries, gross margin was 22.34 percent for the fiscal year 1999 compared to 19.05 percent in fiscal year 1998. The Company typically engages in several different types of business with substantially different margin results. The project types are as follows: general construction projects that produce a typical margin in the 10 to 35 percent range; fee based projects, where the major construction subcontractors are hired by the customer and, as such, the costs and related revenues do not flow through the Company and the margin can range from 30 to 80 percent; consulting contracts, where the typical margins are 50 to 70 percent; and lighting projects, through LTS, REEP and ERSI, where the margins typically are lower, usually in the range of 10 to 25 percent. As a result of the mix in margins, the gross margin for any given period can fluctuate significantly and is not necessarily indicative of a trend.

        Selling, General & Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $11,193,561 or 25.70 percent of revenues in the fiscal year ended June 30, 1999, compared to $3,879,237 or 31.62 percent of revenues in fiscal year 1998. After elimination of revenues and SG&A expenses attributable to newly acquired subsidiaries, SG&A as a percentage of revenues was 28.93 percent for fiscal year end 1999 compared to 31.62 percent for the fiscal year 1998. The decrease was primarily due to the 23.25 percent increase in revenue without corresponding increases to SG&A. Without SG&A from newly acquired subsidiaries, SG&A increased by 12.75 percent from fiscal year 1998 to fiscal year 1999. However, there were several significant changes from 1998 to 1999. Bad debt expense increased by $93,000, or 310 percent from fiscal year 1998 to 1999. The closing of two regional offices decreased facilities expenses by $237,000, or 67.47 percent in fiscal year 1999 compared to fiscal year 1998, and one time professional service and office set up charges that were incurred in fiscal year end 1998 were not repeated, which caused other office expenses to decrease by 55.67 percent.

        Depreciation expense was $572,464 as of June 30, 1999 compared to $258,572 as of June 30, 1998. The increase of 121.39 percent was attributable to the activity related to the newly acquired subsidiaries.

        Goodwill (excess purchase price over net assets acquired) amortization included in SG&A in the fiscal year ended June 30, 1999 was $502,390 compared to $280,927 in the fiscal year ended June 30, 1998, an increase of 78.83 percent. Goodwill amortization for fiscal year 1999 has increased as a result of the acquisitions made by the Company in the last quarter of fiscal year 1998 and April 1999. After elimination of goodwill amortization attributable to newly acquired subsidiaries, there was no goodwill amortization for fiscal year 1999 compared to $266,667 for the fiscal year 1998. Goodwill amortization in fiscal year 1998 arises primarily out of the acquisition of Onsite-Cal in 1994, which resulted in goodwill of $1,600,000 that was amortized over a four year period, which ended in February 1998.

        Loss from Operations. Loss from operations increased in the fiscal year ended June 30, 1999 by $4,170,803 or 188.79 percent. This increase was mainly attributable to the loss recognized related to the decision to sell or dispose of the Company's lighting subsidiaries and the write off of excess purchase price over net assets acquired for SO Corporation. As a result of the operating losses of SO Corporation, management determined that the carrying value of excess of purchase price over net assets acquired had been impaired as of June 30, 1999. The effect of this determination was to charge against operating earnings (additional loss) of $1,918,851, the unamortized balance as of June 30, 1999. After elimination of revenues and expenses attributable to newly acquired subsidiaries, loss from operations decreased by $208,492, or 9.42 percent.

        Other Income/Expense. Other expense increased $82,010 for the fiscal year ended June 30, 1999. The change was attributable to an increase in interest income of $121,153 offset by an increase of interest expense of $203,163. The interest income arises from notes receivable from newly acquired subsidiaries. The interest expense is related to notes payable on certain long term construction projects added with the acquisition of SO Corporation and financing attributable to utility incentive payment streams. After elimination of activity attributable to newly acquired subsidiaries, other income was $163,672 for fiscal year ended June 30, 1999, compared to other expense of $2,117 for the same period in 1998. The change was due to an increase of interest income of $168,453 with little change in interest expense.

        Net Loss. Net loss for the year ended June 30, 1999 increased by $4,254,813, or 192.41 percent from the loss for fiscal year 1998. This resulted in a loss per share of $0.36, compared to the loss per share for fiscal year 1998 of $0.16. The increase in preferred stock dividends of $155,421, accompanied with the reserve taken related to the decision to sell or dispose of the lighting subsidiaries, and the write-off of goodwill for SO Corporation, contributed significantly to the increase in the loss per share. After elimination of revenues and expenses attributable to newly acquired subsidiaries, the decrease in net loss was $208,492, or a decrease of 9.43 percent.

Liquidity and Capital Resources.

        The Company's cash decreased by $1,192,598 in fiscal year end June 30, 1999, a decrease of 56.98 percent. Working capital was a negative $7,098,826as of June 30, 1999, compared to a negative $3,604,344 as of June 30, 1998, an increase in negative working capital of $3,494,482. The increased deficit in working capital was largely attributable to the increase in the current portion of notes payable acquired from acquisitions and an increase in accounts payable of approximately $6.8 million, offset by an increase in accounts receivable of approximately $3.7 million.

        Cash flows used in operating activities for the year ended June 30, 1999 were $285,056, compared to $806,491 provided by operating activities for the year ended June 30, 1998. Increases in receivables and decreases in billings in excess of costs and estimated earnings on uncompleted contracts increased the cash used in operations. This increase was partially offset by the increase in accounts payable.

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

        The Company has suffered losses from operations for the past two fiscal years. For the years ended June 30, 1999, and 1998, the Company had net losses of $6,466,108 and $2,211,295, respectively, negative working capital of $7,098,826 and an accumulated deficit of $27,185,601 as of June 30, 1999.
Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for
$2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

        The original and first amended filings of Form 10-KSB for the fiscal year ended June 30, 1999 were audited by the Company's independent auditors, Hein+Associates. The opinion issued was qualified subject to the Company's ability to continue as a going concern. As of the time of filing amendment number 2, the Company's auditors have not reviewed revisions resulting from the restatements due to non-payment by the Company of accounting and tax fees, and therefore, the Company's auditor's opinion is not included with this filing.

Seasonality and Inflation. Management does not believe that the business of the Company is effected by seasonality or inflation.

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



Date: March 2, 2000             By: /s/  RICHARD T. SPERBERG
                                -------------------------------------
                                Richard T. Sperberg
                                Chief Executive Officer (Principal Executive
                                Officer), Director

Date: March 2, 2000             By: /s/  J. BRADFORD HANSON, CPA
                                -------------------------------------
                                J. Bradford Hanson, CPA
                                Chief Financial Officer,
                                Principal Financial and Accounting Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditor's Report ..................................................*

Consolidated Balance Sheet - June 30, 1999...................................F-3

Consolidated Statements of Operations - For the Years ended
  June 30, 1999, 1998 and 1997...............................................F-4

Consolidated Statement of Shareholders' Equity (Deficit) - For the Years ended
  June 30, 1999 and 1998.....................................................F-5

Consolidated Statements of Cash Flows - For the Years ended
  June 30, 1999 and 1998.....................................................F-6

Notes to Consolidated Financial Statements...................................F-7

     * The original and first amended filings of Form 10-KSB for the fiscal year ended June 30, 1999 were audited by the Company's independent auditors, Hein+Associates. The opinion issued was qualified subject to the Company's ability to continue as a going concern. As of the time of filing amendment number 2, the Company's auditors have not reviewed revisions resulting from the restatements due to non-payment by the Company of accounting and tax fees, and therefore, the Company's auditor's opinion is not included with this filing.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999
                                   (Unaudited)



ASSETS

Current Assets:
Cash                                                                           $   900,408
Accounts receivable, net of allowance for doubtful accounts of $35,000           6,071,729
Inventory                                                                          185,562
Capitalized project costs                                                          147,022
Costs and estimated earnings in excess of billings on uncompleted contracts      1,109,315
Other current assets                                                                50,634
                                                                               -----------
TOTAL CURRENT ASSETS                                                             8,464,670

Cash-restricted                                                                    147,838
Property and equipment, net of accumulated depreciation and
  amortization of $1,258,000                                                     1,413,918
Other assets                                                                       101,483
                                                                               -----------
TOTAL ASSETS                                                                   $10,127,909
                                                                               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Note payable - related party                                                   $   211,914
Notes payable                                                                    2,900,612
Accounts payable                                                                 9,035,325
Billings in excess of costs and estimated earnings on uncompleted contracts      1,445,790
Accrued expenses and other liabilities                                           1,776,903
Liabilities in excess of assets held for sale                                      235,861
                                                                               -----------
TOTAL CURRENT LIABILITIES                                                       15,606,405

Long-Term Liabilities:
Accrued future operation and maintenance costs associated with energy
  services agreements                                                              140,288
Notes payable, less current portion                                                 56,866
                                                                               -----------
TOTAL LIABILITIES                                                               15,803,559
                                                                               -----------
Commitments and contingencies (Notes 2, 3, 4, 8, 11, 12, 14, 15, 20)

Shareholders' Equity (Deficit):
Preferred Stock, Series C, 842,500 shares authorized, 649,120 issued and
  outstanding (Aggregate $3,245,600 liquidation preference)                           649
Preferred Stock, Series D, 157,500 shares authorized, issued and
  outstanding and held in escrow                                                        -
Common Stock, $.001 par value, 24,000,000 shares authorized:
Class A common stock, 23,999,000 shares authorized, 18,584,853 issued
  and outstanding                                                                   18,585
Class B common stock, 1,000 shares authorized, none issued and outstanding               -
Additional paid-in capital                                                      25,583,816
Notes receivable - shareholders                                                 (4,093,099)
Accumulated deficit                                                            (27,185,601)
                                                                               -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                            (5,675,650)
                                                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                           $10,127,909
                                                                               ===========


The accompanying notes are an integral part of these consolidated financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS For the
                    Years Ended June 30, 1999, 1998 and 1997




                                                     1999                  1998               1997
                                                -------------         -------------       ------------

Revenues                                        $  43,539,867         $  11,942,659       $  8,473,223
Utility Revenue                                       560,694               408,738            129,323

Cost of sales                                      35,144,224             9,998,788          6,544,797
                                                -------------         -------------       ------------
    Gross margin                                    8,956,337             2,352,609          2,057,749

Selling, general, and administrative expenses      11,193,561             3,879,237          3,121,332
Depreciation and amortization expense               1,074,855               539,499            587,077
Reserve on sale or disposal of subsidiary           1,010,000                     -            425,240
Impairment of excess of purchase price
  over net assets acquired                          1,918,851                     -                  -
                                                -------------         -------------       ------------
    Operating loss                                 (6,240,930)           (2,066,127)        (2,075,900)
                                                -------------         -------------       ------------
Other income (expense):
  Interest expense                                   (366,114)             (162,951)          (180,911)
  Interest income                                     146,436                25,283             25,283
                                                -------------         -------------       ------------
    Total other expense                              (219,678)             (137,668)          (155,628)
                                                -------------         -------------       ------------
Loss before provision for income taxes             (6,460,608)           (2,203,795)        (2,231,528)

Provision for income taxes                              5,500                 7,500              8,500
                                                -------------         -------------       ------------
Net loss                                          ($6,466,108)          ($2,211,295)       ($2,240,028)
                                                =============         =============       ============
Net loss allocated to common shareholders         ($6,670,676)          ($2,252,942)       ($2,240,028)
                                                =============         =============       ============
Basic and diluted loss per common share:               ($0.36)               ($0.16)            ($0.21)
                                                =============         =============       ============
Weighted average number of shares
  used in per common share calculation:            18,469,094            13,790,185         10,818,498
                                                =============         =============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   For the Years Ended June 30, 1999 and 1998



                                       Common Stock            Preferred Stock
                                   ------------------ ------------------------------------------------------------------------
                                         Class A         Series C         Series D
                                   ------------------ --------------- --------------------------------------------------------
                                                                                                Notes                    Share-
                                                                               Additional    Receivable-                 holders
                                                                                 Paid-In       Share-    Accumulated     Equity
                            Shares    Amount    Shares  Amount Shares  Amount    Capital       holders     Deficit      (Deficit)
                          --------------------------------------------------------------------------------------------------------


Balances July 1, 1997     10,944,172 $ 10,944        -  $   -       -  $    -  $17,052,961  $         -  $(18,254,483) $(1,190,578)
Issued to Onsite 401k
  Plan                        49,912       50        -      -       -       -       17,399            -             -       17,449
Issued pursuant to
  private offering net
  of expenses              2,000,000    2,000        -      -       -       -      951,542            -             -      953,542
Stock issued for
  acquisitions             4,940,000    4,940        -      -       -       -    4,031,923            -             -    4,036,863
Exercise of stock
  options                    309,104      309        -      -       -       -       86,854            -             -       87,163
Sale of Series C
  preferred stock                  -        -  200,000    200       -       -      999,800            -             -    1,000,000
Series C preferred
  stock dividend                   -        -    8,205      8       -       -       49,139            -       (49,147)           -
Compensation recognized
  upon issuance of
  warrants                         -        -        -      -       -       -       18,980            -             -       18,980
Notes receivable from
  shareholders acquired
  in acquisitions                  -        -        -      -       -       -            -   (1,335,217)            -   (1,335,217)
Net Loss                           -        -        -      -       -       -            -            -    (2,211,295)  (2,211,295)
                          ------------------- ---------------  --------------  ---------------------------------------------------

Balances June 30, 1998    18,243,188 $ 18,243  208,205  $ 208       -  $    -  $23,208,598  $(1,335,217) $(20,514,925) $ 1,376,907

Exercise of stock options     75,334       75        -      -       -       -       23,404            -             -       23,479
Issued to Onsite 401k
  Plan                       266,331      267        -      -       -       -      147,687            -             -      147,954
Series C preferred stock
  dividend                         -        -   40,915     41       -       -      204,527            -      (204,568)           -
Sale of Series C
  preferred stock                  -        -  400,000    400       -       -    1,999,600            -             -    2,000,000
Notes receivable from
  shareholders acquired
  in acquisitions                  -        -        -      -       -       -            -   (2,757,882)            -   (2,757,882)
Net Loss                           -        -        -      -       -       -            -            -    (6,466,108)  (6,466,108)
                          ------------------- ---------------  --------------  ---------------------------------------------------
Balances June 30, 1999    18,584,853 $ 18,585  649,120  $ 649       -  $    -  $25,583,816  $(4,093,099) $(27,185,601) $(5,675,650)
                          ==================  ===============  ==============  ===================================================



The accompanying notes are an integral part of these consolidated financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
                       Years Ended June 30, 1999 and 1998



                                                                          1999              1998
                                                                     ------------      -------------
Cash flows from operating activities:

Net loss                                                             $ (6,466,108)     $  (2,211,295)
Adjustments to reconcile net loss to net cash
  provided by (used in) Operating activities:
    Amortization of excess purchase price over net assets acquired        502,390            280,927
    Adjustment resulting from impairment in estimated carrying
      value of excess purchase price over net assets acquired           1,918,851
    Amortization of acquired contract costs                                50,196                  -
    Estimated loss on disposal of subsidiary                            1,010,000                  -
    Accrued future operation and maintenance costs                         88,930            (14,562)
    Provision for bad debts                                                35,000             30,192
    Depreciation                                                          572,465            258,572
    Compensation recognized upon issuance of stock warrants                                   18,980

    Accounts receivable                                                (3,780,739)          (781,792)
    Increase in costs and estimated earnings in excess of
      billings on uncompleted contracts                                  (252,419)          (225,324)
    Inventory                                                              (7,347)            (5,758)
    Other assets                                                           44,100           (435,120)
    Cash-restricted                                                         9,998            115,331
    Accounts payable                                                    6,847,535          1,351,806
    Increase (decrease) in billings in excess of costs and
      estimated earnings on uncompleted contracts                      (1,124,173)         1,739,390
    Accrued expenses and other liabilities                                 79,977            622,889
    Deferred income                                                       186,288             62,255
                                                                     ------------      -------------
      Net cash provided by (used in) operating activities                (285,056)           806,491
                                                                     ------------      -------------
Cash flows from investing activities:
  Purchases of property and equipment                                     (82,539)          (119,075)
  Loan to shareholders                                                 (2,757,882)            (7,911)
  Acquisition of businesses, net of cash aquired                                -         (1,203,805)
                                                                     ------------      -------------
      Net cash used in investing activities                            (2,840,421)        (1,330,791)
                                                                     ------------      -------------
Cash flows from financing activities:
  Proceeds from notes payable                                           1,178,108            552,234
  Proceeds from issuance of common stock                                        -            953,542
  Proceeds from issuance of preferred stock                             2,000,000          1,000,000
  Proceeds from exercise of stock options                                  23,479             87,163
  Repayment of notes payable - related party                             (256,415)           (46,804)
  Repayment of notes payable                                           (1,012,293)          (455,723)
                                                                     ------------      -------------
      Net cash provided by financing activities                         1,932,879          2,090,412
                                                                     ------------      -------------
Net increase (decrease) in cash                                        (1,192,598)         1,566,112

Cash, beginning of year                                                 2,093,006            526,894
                                                                     ------------      -------------
Cash, end of year                                                    $    900,408      $   2,093,006
                                                                     ============      =============
Supplemental disclosures of non-cash transactions:

  Payment of Series C Preferred Stock dividends with
    Series C Preferred stock                                         $    204,568      $      49,147
                                                                     ============      =============
  Payment of accrued liabilities with common stock                   $    147,954      $      17,449
                                                                     ============      =============
  Liabilities accrued for acquisition costs                          $          -      $     285,594
                                                                     ============      =============
  Fair market value of assets, less liabilities of
    businesses acquired with common stock                            $          -      $   4,036,863
                                                                     ============      =============
Supplemental disclosures of cash transactions:
  Interest paid                                                      $    385,937      $     168,936
                                                                     ============      =============
  Income taxes paid                                                  $      5,500      $      36,175
                                                                     ============      =============



The accompanying notes are an integral part of these consolidated financial statements

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

    Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI") for the purpose of acquiring substantially all of the assets of REEP, Inc. for assumption of certain liabilities (see Note 4). The acquired assets were allocated between REEP and ERSI. REEP provides residential energy services while ERSI is a commercial lighting contractor.

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

    Revenue Recognition

    Revenue Recognition/Financial Statement Restatement. The Company had previously been corresponding with the SEC regarding the Company's Form 10-KSB for the year ended June 30, 1998. In response to information submitted by the Company, on December 3, 1999, the SEC sent a comment letter directing the Company to restate its financial statements for each of the last three fiscal years ended June 30, 1999, 1998, and 1997 as well as for the quarter ended September 30, 1999. The restatement is the result of a routine review of the Company's accounting policies as it related to the timing of the recognition of revenues and expenses. The financial statements reflect the changes mandated by the SEC.


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

    Revenues attributable to the Company's share of utility incentive payments resulting from savings on implemented projects are recognized as billed to the utility.

    In addition to the installation of energy savings measures at a customer site, the Company is generally engaged to provide M&V services of actual savings as compared to expected, or estimated savings identified in the engineering, or pre-implementation stages of the contract. This service is typically performed for the purpose of billing the local host utility for incentive payments due to either the customer and/or the Company based upon achieved savings. The Company generally performs M&V as a separate service to the construction contract for which it is compensated as services are rendered. Revenue related to the M&V services are recognized as the services are performed. Revenue arising from the Company's share of utility incentive payments is recognized in the period that actual savings are achieved.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

    Revenues for consulting, development, management, marketing and other similar services are recognized as the services are performed.

    Operation and Maintenance Agreements

    Commencing July 1, 1993, the Company, on a limited basis, began entering into long term operation and maintenance ("O&M") and measurement and verification ("M&V") agreements with some of its customers. These agreements, where they exist, are components of the construction contracts that provide for ongoing service on the installed energy efficiency projects. These agreements are entered into as a condition of the implementation contract and are not a primary service of the Company and are accounted for as a component cost on the installed energy efficiency project. In the instances where estimated costs exceed estimated revenue, the Company records as an expense the estimates of future deficit cash flows and recognizes expense and a related liability in its financial statements during the construction period. In instances where revenues associated with the operation and maintenance exceed estimated costs, the revenues are recognized as services are performed. Estimated costs associated with these revenues are accrued at the time the revenues are recognized. As of June 30, 1999, the total liability for deferred operations and maintenance costs is $183,197, of which $42,909 is expected to be incurred in the next fiscal year.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    Property and Equipment

    Property and equipment are recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the assets estimated useful lives ranging from 5 to 31.5 years. Leasehold improvements and leased equipment are amortized over the useful life or term of the respective lease, whichever is less. When an asset is sold or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recognized currently.

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

     Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB 123.

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

     The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, percentage of completion on long term contracts, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets, realizability of shareholder notes receivable and accrued future

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


     operation and maintenance costs associated with energy services agreements. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

3.  Basis of Presentation

    As shown in the accompanying financial statements, the Company has suffered losses from operations for the past two fiscal years. For the years ended June 30, 1999, and 1998, the Company had net losses of $6,466,108 and $2,2111,295, respectively, negative working capital of $7,098,826 and an accumulated deficit of $27,185,601 as of June 30, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

    The Company's ability to continue as a going concern is dependent on its ability to obtain necessary working capital and ultimately achieve profitable operations, none of which can be assured. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

     The following presents pro forma information as if the April 1, 1999 acquisitions described immediately above occurred on July 1, 1997:

                                                Year Ended         Year Ended
                                              June 30, 1999      June 30, 1998
                                              -------------      -------------

  Revenue                                     $  45,391,000      $  41,212,000
                                              =============      =============
  Operating Income (Loss)                     $  (6,942,000)     $ (10,310,000)
                                              =============      =============
  Net Loss                                    $  (7,205,000)     $ (12,751,000)
                                              =============      =============
  Basic and Diluted loss per common share     $       (0.39)     $       (0.79)
                                              =============      =============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


5.  Accounts Receivable

    Accounts Receivable consisted of the following as of June 30, 1999:

         Contracts Receivable:
            Completed Contracts                         $     705,561
            Contracts in Progress                           4,077,057

          Trade receivables                                 1,324,111

          Less:  Allowance for doubtful accounts              (35,000)
                                                        -------------
          Total                                         $   6,071,729
                                                        =============

6.  Costs and Estimated Earnings on Uncompleted Contracts

    Costs and estimated earnings on contracts as of June 30, 1999, consisted of the following:

         Costs incurred                                 $  28,496,874
         Estimated earnings                                 7,477,447
                                                        -------------
                                                           35,974,321
         Less:  Billings to date                          (36,310,796)
                                                        -------------
                                                        $    (336,475)
                                                        =============
         Included in the accompanying Balance Sheet
           under the following captions:
            Costs and estimated earnings in excess of
              billings on uncompleted contracts         $   1,109,315
            Billings in excess of costs and earnings on
              uncompleted contracts                        (1,445,790)
                                                        -------------
                                                        $    (336,475)
                                                        =============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


7.   Property and Equipment

    Property and equipment at June 30, 1999 consisted of:
                                                            Estimated Useful
                                                                  Lives
                                                            -----------------
      Office furniture and equipment        $  1,287,071        5-7 years
      Land                                        44,000           -
      Building                                    80,000       31.5 years
      Water treatment plants                     993,517      Contract life
                                                            (50 to 56 months)
      Equipment and tools                        201,832       7-10 years
      Vehicles                                    23,674         5 years
      Leasehold improvements                      41,824       5-20 years
                                            ------------
                                            $  2,671,918

      Less:  Accumulated Depreciation         (1,258,000)
                                            ------------
                                            $  1,413,918
                                            ============

     Depreciation expense amounted to $572,465 and $258,572 for the years ended June 30, 1999 and 1998, respectively.

8.  Notes Payable

    Notes payable at June 30, 1999, consisted of the following:

      Note payable with payments due upon completion of certain
        contractual milestones with interest at 18.0%, past due,
        collateralized by accounts receivable and other assets       $    69,049

      Notes payable with payments due upon completion of certain contractual milestones with interest at 12.5% to 18%,
        collateralized by accounts receivable and other assets         2,430,406

      Notes payable  collateralized by utility  incentive  payments
        with interest at 12.0%                                           458,023
                                                                     -----------
      Less: current portion                                            2,900,612
                                                                     -----------
                                                                     $    56,866
                                                                     ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


9.  Note Payable - related party

    Note payable - related party at June 30, 1999 consisted of the following:

      Note payable due on demand to related party, interest at
        12.0% per annum                                                  211,914
                                                                     -----------

                                                                     $   211,914
                                                                     ===========

10. Accrued expenses and other liabilities

    At June 30, 1999, accrued expenses and other liabilities consisted of the following:

      Payroll and related payroll taxes                              $   266,798
      Accrued job costs                                                  305,912
      Accrued utility commitments                                        448,497
      Accrued interest                                                    48,347
      Deferred income                                                    658,988
      Accrued operation and maintenance costs associated with
        energy services agreements                                        42,909
      Other accrued liabilities                                            5,452
                                                                     -----------
                                                                     $ 1,776,903
                                                                     ===========

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    Notes Receivable - Shareholders

    As of June 30, 1999, Notes Receivable - Shareholders includes receivables with the previous owners of LTS, who are current employees and directors of LTS, in the amount of $305,626. Such loans accrue interest at 10 percent per annum and are due in March 2003.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    As of June 30, 1999, the status of the 1993 Plan was as follows:

                                Outstanding     Exercise Price     Exercisable
                                  Options         Per Share          Options

      July 1, 1997               2,456,725     $0.24 - $5.3125      1,729,593
                                 =========                          =========

        Options granted           880,954      $0.23 - $0.9063
        Options exercised        (206,004)     $0.25 - $0.5000
        Options cancelled        (133,417)     $0.25 - $0.2956
                                 --------

      June 30, 1998              2,998,258     $0.23 - $5.3125      1,596,651
                                 =========                          =========

        Options granted            394,000     $0.36 - $1.2180
        Options exercised          (75,334)    $0.25 - $0.5000
        Options cancelled         (326,691)    $0.25 - $1.1250
                                 ---------

      June 30, 1999              2,990,233     $0.23 - $5.3125      1,588,626
                                 =========                          =========

    At June 30, 1999, no additional options were available for granting to purchase shares of Class A Common Stock.

    A summary of option transactions under the 1993 plan during the years ended June 30, 1999, and 1998, is as follows:

                                                     Weighted-Average
          Fixed Options             Shares            Exercise Price
          -------------            ----------        ----------------

          July 1, 1997             2,456,725            $   0.5789
                                   =========

            Granted                  880,954            $   0.6224
            Exercised               (206,004)           $   0.2752
            Cancelled               (133,417)           $   0.2797
                                   ---------

          June 30, 1998            2,998,258            $   0.6259
                                   =========

            Granted                  394,000            $   0.5364
            Exercised                (75,334)           $   0.3302
            Cancelled               (326,691)           $   0.5289
                                   ---------

          June 30, 1999            2,990,233            $   0.6326
                                   =========

    The weighted average contractual life for all options as of June 30, 1999, was approximately six years, with exercise prices ranging from $0.23 to $5.31.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

                                                Year Ended June 30,
                                               1999             1998
                                          ------------     ------------

            Net Loss                      $ (7,524,941)    $ (2,480,017)
                                          ============     ============
            Basic and Diluted Loss
               Per Common Share           $      (0.41)    $      (0.18)
                                          ============     ============

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

    As of June 30, 1999, the status of the Non-Plan Options was as follows:

                             Outstanding      Exercise Price    Exercisable
                               Options           Per Share        Options
                              ---------     -----------------    ----------
      June 30, 1998                   -                                   -
                              =========                          ==========

         Options granted        899,126     $0.3850 - $0.8125       765,126
         Options exercised            -                                   -
         Options cancelled      (11,000)    $0.4185 - $0.8125             -
                              ---------
      June 30, 1999             888,126     $0.3850 - $0.5465       765,126
                              =========                          ==========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


13. Income Taxes

    Income tax expense for the years ended June 30, 1999 and 1998, is comprised of the following:

      Year ended June 30, 1999     Current         Deferred         Total
                                  ---------        ---------      ---------
           Federal                $       -        $       -      $       -
           State                      5,500                -          5,500
                                  ---------        ---------      ---------
                                  $   5,500        $       -      $   5,500
                                  =========        =========      =========

      Year ended June 30, 1998     Current          Deferred        Total
                                  ---------        ----------     ---------
           Federal                $       -        $        -     $       -
           State                      7,500                 -         7,500
                                  ---------        ----------     ---------
                                  $   7,500        $        -     $   7,500
                                  =========        ==========     =========

    The actual income tax expense differs from the "expected" tax (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34 percent for each period) as follows:

                                                       1999             1998
                                                  -------------    ------------
      Amount of expected tax (benefit)            $  (2,347,100)   $   (751,800)
      Non-deductible expenses                           450,000          13,900
      State taxes, net                                    3,600           4,900
      Effect of change in state tax rate                      -          27,600
      Change in valuation allowance for deferred
        tax assets                                    1,899,000         712,900
                                                  -------------    ------------
              Total                               $       5,500    $      7,500
                                                  =============    ============


    The components of the net deferred tax asset recognized as of June 30, 1999 and 1998, are as follows:

                                                       1999             1998
                                                  -------------    ------------
      Current deferred tax assets (liabilities):
        Litigation settlement accrual             $       6,800    $     16,000
        Deferred operation and maintenance
          reserve                                       169,800         185,400
        Vacation accrual                                 70,100          44,400
        Inventory reserve                                26,200           6,000
        Book compensation on issuance of
          stock options                                       -           7,600
        Allowance for doubtful accounts                  14,400           6,000
        Other                                               800             600
                                                  -------------    ------------
                                                        288,100         266,000
              Valuation allowance                      (288,100)       (266,000)
                                                  -------------    ------------
                 Net current deferred tax asset   $           -    $          -
                                                  =============    ============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



                                                       1999             1998
                                                  -------------    ------------

      Long-Term deferred tax assets (liabilities):
        Net operating loss carryforwards          $   7,865,500    $  6,943,200
        Goodwill due to difference in
          amortization                                1,202,100         453,300
        Depreciation                                        700        (137,100)
        Alternative minimum tax credit                   11,200          11,200
        Other                                               900             800
                                                  -------------    ------------
                                                      9,080,400       7,271,400
        Valuation allowance                          (9,080,400)     (7,271,400)
                                                  =============    ============
                 Net current deferred tax asset   $           -    $          -
                                                  =============    ============

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

    Westar Capital has guaranteed any shortfalls of energy savings on the Company's contract with one customer. Such guaranty is backed by an insurance police purchased by the Company for a short fall of energy savings. In addition, Westar Capital and an affiliate have indemnified a bonding company for bid and performance bonds obtained by the Company. (Also see Notes 9 and 11).

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



15. Commitments and Contingencies

    Leases

    The Company leases its administrative facility under a noncancellable operating lease expiring in 2001 with a three-year renewal option. As of August 1, 1998, the Company increased its office space that is included under the current lease. The Company expanded its regional offices to include San Ramon, California, where office space is rented on a three year lease that expires March 2001. The Company also leases, on a month by month basis, a 250 square foot storage facility in Carlsbad, CA. OES leases office space that has a one year lease with an option to renew, expiring November 1999. OMS leased a small building from the former owner on a month-by-month basis to store testing equipment. This lease terminated in July 1999. LTS currently has a three-year lease that expires August 2002.

    Future minimum lease payments under operating leases (including equipment) is as follows:

     Year ending June 30,
         2000                                            454,000
         2001                                            436,000
         2002                                             70,000
         2003                                             21,000
         2004                                              9,000
                                                     ===========
     Total minimum lease payments                    $   990,000
                                                     ===========

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    During the years ended June 30, 1999 and 1998, the Company's matching contribution expense was $83,046 and $53,480, respectively. The Company match was in the form of Class A Common Stock issued to the plan's fiduciary. Shares issued in matching were 266,331 and 49,912 for the fiscal years 1999 and 1998, respectively.

17. Significant Customers

    Revenues from the three largest customers accounted for 34 percent (16 percent, 11 percent and 9 percent each) of total revenues in fiscal year 1999, and revenues from three other customers accounted for 31 percent (11 percent, 10 percent, and 10 percent each) of total revenues in fiscal year 1998.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    prepared for the year 2000 can be substituted in favor of those that have prepared.

20. Subsequent Events

    Private Placement of Securities

    In August 1999, the Company completed a private placement of equity securities with its Chairman of the Board and other related investors. Terms of the placement include the issuance of 50,000 shares of Series E Convertible Preferred Stock that is convertible into 5,000,000 shares of Class A Common Stock, warrants to purchase 1,250,000 shares of Class A Common Stock at $.50 per share and warrants to purchase 1,250,000 shares of Class A Common Stock at $.75 per share. The preferred shares are convertible at a rate which is below market on the date of issuance, resulting in a beneficial conversion element. The shares are immediately convertible and the beneficial conversion element of approximately $763,000 will be recorded as a preferred stock dividend in the first quarter ending September 30, 1999. A portion of the securities was sold to a director. The intrinsic value of preferred shares sold to the director was $47,000, and will result in a charge against earnings in the first quarter ending September 30, 1999.

    Sale or Disposal of Subsidiaries

    On September 28, 1999, the Company decided to explore the sale or disposition of its interests in the lighting contracting subsidiaries, namely, LTS, REEP and ERSI. As a result of this decision, the Company recorded a reserve on the disposition of the combined entities of $1,010,000 at June 30, 1999. Further, the assets and liabilities of these entities have been reclassified to the category liabilities in excess of assets held for sale.

    The amounts included in the financial statements as of June 30, 1999 consisted of the following:

       ASSETS:
         Accounts receivable                                       $  1,192,880
         Cost and estimated earnings in excess of
           billings on uncompleted contracts                             87,924
         Property and equipment, net                                     54,335
         Other assets                                                   467,066
                                                                   ------------
           Total assets                                               1,802,205
                                                                   ------------
       LIABILITIES:
         Accounts payable                                          $  1,192,481
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                            318,696
         Accrued expenses and other liabilities                         526,889
                                                                   ------------
           Total liabilities                                          2,038,066
                                                                   ------------
           Liabilities in excess of assets held for sale           $    235,861
                                                                   ============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


    Total revenues generated by these subsidiaries were $7,704,000 and $233,000 for the years ended June 30, 1999 and 1998, respectively. Income (loss) before taxes for these subsidiaries was ($1,392,000) and $19,000 for the years ended June 30, 1999 and 1998, respectively.


21. Restated Financial Statements

The Company was required to restate previously issued financial statements for a change in the timing of the recording of certain revenue and expense items. The following table shows each of the quarters revised results for the fiscal quarters over the last two fiscal years.


                                            Three Month Period Ended
                                September 30,    December 31,        March 31
                                     1997            1997              1998
                                ------------     ------------      ------------
Revenues                           2,156,683        3,222,456        3,371,530
Utility Revenue                      102,185          102,185           102,185

Cost of sales                      1,572,172        2,540,449         2,663,083
                                ------------     ------------      ------------
  Gross margin                       686,696          784,192           810,632

Selling, general, and
  administrative expenses            596,047        1,096,902         1,180,828
                                ------------     ------------      ------------
  Operating income (loss)             90,649         (312,710)         (370,196)

Other income (expense)               (38,373)         (30,176)          (77,899)
                                ------------     ------------      ------------
Income (loss) before provision
  for income taxes                    52,276         (342,886)         (448,095)

Provision for income taxes             6,738            5,499             4,438
                                ------------     ------------      ------------
Net income (loss)               $     45,538     $   (348,385)     $   (452,533)
                                ============     ============      ============
Net loss allocated to
  common stockholders           $     45,538     $   (348,385)     $   (476,908)
                                ============     ============      ============
Basic and diluted loss
per common share                $       0.00     $      (0.03)     $      (0.03)
                                ============     ============      ============
Weighted average shares
outstanding                       10,944,172       13,519,572        14,714,361
                                ============     ============      ============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


                                            Three Month Period Ended
                                September 30,    December 31,        March 31
                                     1997            1997              1998
                                ------------     ------------      ------------

Revenues                        $  9,314,041     $  9,315,984      $ 12,627,875
Utility Revenue                      140,174          140,174           140,174

Cost of sales                      7,899,511        7,763,819         9,305,795
                                ------------     ------------      ------------
  Gross margin                     1,554,704        1,692,339         3,462,254

Selling, general, and
  administrative expenses          2,982,080        3,021,839         2,950,054
                                ------------     ------------      ------------
  Operating income (loss)         (1,427,376)      (1,329,500)          512,200

Other income (expense)               (72,404)         (66,772)          (26,687)
                                ------------     ------------      ------------
Income (loss) before provision
  for income taxes                (1,499,780)      (1,396,272)          485,513

Provision for income taxes                 -                -                 -
                                ------------     ------------      ------------

Net income (loss)               $ (1,499,780)    $ (1,396,272)     $    485,513
                                ============     ============      ============

Net loss allocated to
  common stockholders           $ (1,525,355)    $ (1,446,640)     $    433,917
                                ============     ============      ============
Basic and diluted loss
  per common share              $      (0.08)    $      (0.08)     $       0.02
                                ============     ============      ============
Weighted average shares
  outstanding                     18,295,536       18,488,514        18,537,128
                                ============     ============      ============

The following table shows the originally reported and revised results for each of the last three fiscal years.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                     Fiscal year ended June 30,

                              1997                1998                1999

As Filed                 $  (1,388,598)      $  (2,218,482)      $  (6,909,011)

As restated              $  (2,240,028)      $   2,211,295       $  (6,466,108)
                         -----------------------------------------------------
Difference               $    (851,430)      $       7,187       $     442,903
                         =====================================================