Form 10QSB/A
period 1999-09-30
ONSITE ENERGY CORP
filed 2000-03-03
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549


                                  FORM 10-QSB/A
                    (Amendment No. 1 Filed on March 2, 2000)



(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

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
                                   (Unaudited)



ASSETS
Current Assets:
    Cash                                                                        $      585,325
    Accounts receivable, net of allowance for doubtful accounts of $35,000           4,690,765
    Inventory                                                                          183,760
    Capitalized project costs                                                          206,169
    Costs and estimated earnings in excess of billings on uncompleted contracts        723,299
    Assets held for sale                                                               328,172
    Other current assets                                                                43,423
                                                                                --------------
           TOTAL CURRENT ASSETS                                                      6,760,913

    Cash-restricted
                                                                                       118,775
    Property and equipment, net of accumulated depreciation and amortization
      $1,122,000                                                                     1,284,791
    Other assets                                                                        41,221
                                                                                --------------
           TOTAL ASSETS                                                         $    8,205,700
                                                                                ==============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable - related parties                                             $       81,456
    Notes payable                                                                    1,900,551
    Accounts payable                                                                 9,384,270
    Billings in excess of costs and estimated earnings on uncompleted contracts        955,798
    Accrued expenses and other liabilities                                           1,140,770
                                                                                --------------
          TOTAL CURRENT LIABILITIES                                                 13,462,845

Long-Term Liabilities:
    Accrued future operation and maintenance costs associated with energy
      services agreements                                                              140,288
  Notes Payable, less current portion                                                   56,866
                                                                                --------------
          TOTAL LIABILITIES                                                         13,659,999
                                                                                --------------
Commitments and contingencies

Shareholders' Equity (Deficit):
     Preferred Stock, Series C, 842,500 shares authorized, 649,120 issued and
       outstanding (Aggregate $3,245,600 liquidation preference)                           649
     Preferred Stock, Series D, 157,500 shares authorized, issued and
       outstanding and held in escrow                                                        -
     Preferred Stock, Series E, 50,000 shares authorized, issued and
       outstanding                                                                          50
    Common Stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares authorized, 18,641,302 issued
         and outstanding                                                                18,641
       Class B common stock, 1,000 shares authorized, none issued and
         outstanding                                                                         -
    Additional paid-in capital                                                      27,413,164
    Notes receivable - stockholders                                                 (4,335,523)
    Accumulated deficit                                                            (28,551,280)
                                                                                --------------
         TOTAL SHAREHOLDERS' DEFICIT                                                (5,454,299)
                                                                                --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $    8,205,700
                                                                                ==============

The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                      Three Months Ended September 30,
                                                          1999               1998
                                                      ------------       ------------

Revenues                                              $  9,492,957       $  9,314,041
Utility Revenue                                            124,298            140,174

Cost of sales                                             7,339,742          7,899,511
                                                      -------------      -------------
  Gross margin                                            2,277,513          1,554,704

Selling, general, and administrative expenses             2,979,350          2,691,458
Depreciation and amortization expense                       143,625            290,622
Recovery of reserve provided for sale
  or disposal of subsidiary                                (358,670)                 -
                                                      -------------      -------------
     Operating loss                                        (486,792)        (1,427,376)
                                                      -------------      -------------
  Other income (expense):
    Interest expense                                       (118,153)          (110,328)
    Interest income                                           5,623             37,924
                                                      -------------      -------------
     Total other expense                                   (112,530)           (72,404)
                                                      -------------      -------------
Loss before provision for income taxes                     (599,322)        (1,499,780)

Provision for income taxes                                    3,600                  -
                                                      -------------      -------------
Net loss                                              $    (602,922)     $  (1,499,780)
                                                      =============      =============
Net loss allocated to common shareholders             $  (1,365,684)     $  (1,525,355)
                                                      =============      =============
Basic and diluted loss per common share               $       (0.07)     $       (0.08)
                                                      =============      =============
Weighted average number of shares
  used in per common share calculation:                  18,628,894         18,295,536
                                                      =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                       Consolidated Statement of Cashflows



                                                                   Three Months Ended September 30,
                                                                        1999              1998
                                                                    ------------     -------------
Cash flows from operating activities:

Net loss                                                            $  (602,922)     $  (1,499,780)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Amortization of excess purchase price over net
      assets acquired                                                     8,279            125,598
    Amortization of acquired contract costs                             (59,147)                 -
    Non-cash compensation related to stock issuance                      47,500
    Provision for bad debts                                                   -             74,970
    Depreciation                                                        135,345            165,024
    Recovery of reserve provided for sale or disposal of
      subsidiary                                                       (358,670)                 -
(Increase) decrease:
    Accounts receivable                                                 705,086         (2,544,304)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                             381,431            204,360
    Inventory                                                             1,802             16,786
    Other assets                                                        (15,387)           318,343
    Cash-restricted                                                      29,063                  -
Increase (decrease):
    Accounts payable                                                    980,634          2,082,451
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                            (440,965)                 -
    Accrued expenses and other liabilities                             (727,873)          (159,673)
    Deferred income                                                      (5,130)                 -
                                                                    -----------     --------------
      Net cash provided by (used in) operating activities                79,046         (1,216,225)
                                                                    -----------     --------------
Cash flows from investing activities:
    Purchases of property and equipment                                 (21,186)           (38,544)
    Loan to shareholders                                               (242,424)          (806,735)
                                                                    -----------     --------------
      Net cash used in investing activities                            (263,610)          (845,279)
                                                                    -----------     --------------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock                         1,000,000          1,000,000
    Proceeds from exercise of stock options                                   -             15,301
    Proceeds from borrowings, net                                             -            244,973
    Repayment of notes payable - related party                         (130,458)          (143,794)
    Repayment of notes payable                                       (1,000,061)                 -
                                                                    -----------     --------------
      Net cash provided by financing activities                        (130,519)         1,116,480
                                                                    -----------     --------------
Net decrease in cash                                                   (315,083)          (945,024)

Cash, beginning of year                                                 900,408          2,093,006
                                                                    -----------     --------------
Cash, end of quarter                                                $   585,325     $    1,147,982
                                                                    ===========     ==============


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

NOTE 3: Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1999 (as amended). Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

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

Results of Operations.

Revenues for the three-month period ended September 30, 1999 were $9,617,225 compared to $9,454,215 for the same period in 1998, an increase of $163,040, or
1.72 percent. The increase in revenue was due primarily to the existence of several major contracts (in excess of $1,000,000) in the current fiscal quarter, whereas the prior year only benefited from one major contract.

Cost of sales for the quarter ended September 30, 1999 was $7,339,742 compared to $7,899,511 for the quarter ended September 30, 1998, a decrease of $559,769 or 7.09 percent.

Gross margin for the three month period ended September 30, 1999 was $2,277,513 (23.7 percent of revenues), compared to $1,554,704 (16.4 percent of revenues). The increase in gross margin as a percentage of sales was the result of several contracts in the quarter ended September 30, 1998 with lower than historical margins as well as lower than typical margins at LTS.

Selling, general and administrative ("SG&A") expense for the quarter ended September 30, 1999 was $2,979,350 compared to $2,691,458 for the quarter ended September 30, 1998, an increase of $287,645, or 10.69 percent. The increase was substantially due to an overall increase in salaries and benefits due to the addition of two lighting subsidiaries and expansion at LTS, an increase in general liability insurance resulting from expansion and increased revenues and an increase of overall facilities expenses for the Company due also to the addition and expansion of the lighting subsidiaries.

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

Net other expense for the quarter ended September 30, 1999 was $112,530, compared to $72,404 for the three month period ended September 30, 1998, an increase of $40,126. The primary reason for the change is the $32,301 decrease in interest income.

Net loss for the three months ended September 30, 1999 was $602,992, or $0.07 loss per share, compared to net loss of $1,499,780, or $0.08 loss per share for the same period in 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $585,325 as of September 30, 1999, compared to $900,408 as of June 30, 1999, a decrease of $315,083. Working capital was a negative $6,0701,932 as of September 30, 1999, compared to a negative $6,357,699 as of June 30, 1999.

Cash flows provided by operating activities were $79,046 for the three month period ended September 30, 1999 compared to cash flows used in operating activities of $1,216,225 for the same three month period in 1998. The change was primarily due to the decline in net loss from $1,499,780 for the three months ended September 30, 1998 to $602,922 for the three months ended September 30, 1999.

Cash flows used in investing activities in the first three months of 1999 were $263,610, compared to $845,279 in the first fiscal quarter in the prior year. The decrease was attributable to a reduction in loans and advances to affiliates of the Company.

Cash flows used in financing activities were $130,519 for the three months ended September 30, 1999, compared to cash flows provided by financing activities of $1,116,480 for the three month period ended September 30, 1998. Although there were proceeds from the issuance of stock in the amount of $1,000,000 in both fiscal quarters, the principal reason for the decrease in the quarter ended September 30, 1999 was the repayment of notes payable for $1,145,961.

The Company has shown significant net losses for the year ended June 30, 1999 as well as the three months ended September 30, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the quarter ended September 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. Subsequent to its most recent fiscal year end, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the first quarter, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. Subsequent to September 30, 1999, the Company sold 95% of its interest in LTS. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

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


           Exhibit 27        Financial Data Schedules

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this amendment no. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ONSITE ENERGY CORPORATION



Date:  March 2, 2000                  By:      \s\ RICHARD T. SPERBERG
                                      -----------------------------------
                                      Richard T. Sperberg
                                      Chief Executive Officer


                                      By:    \s\ J. BRADFORD HANSON
                                      -----------------------------------
                                      J. Bradford Hanson
                                      Chief Financial Officer and
                                      Principal Accounting Officer