Form 10KSB/A
period 1999-06-30
ONSITE ENERGY CORP
filed 2000-06-23
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 Form 10-KSB/A-3
                     (Amendment No. 3 Filed on June , 2000)

(MarkOne)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to_________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year..............$44,101,409

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60  days...........$1,117,682 as of September 27,
1999.

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

Since the close of the transaction in June 1998, Onsite has experienced significant losses and as a result has been unable to provide sufficient loans to SYCOM Corporation to enable SYCOM Corporation and its affiliate, SYCOM LP, to make the requisite payments on a previous loan from Public Service Conservation Resources Corporation ("PSCRC") to SYCOM LP. PSCRC has given a notice to SYCOM Corporation and SYCOM LP alleging a default by SYCOM LP under its agreements with PSCRC. On June 1, 2000, the Company announced that it had given notice to Sycom Corportion of the termination of the Sale and Noncompetetion Agreement between the Company and Sycom Corporation, and will return to doing business as Onsite Energy Corporation. The Company's notice to SYCOM Corporation of the termination of the Sale and Noncompetition Agreement, given in accordance with the Company's rights under that Agreement, is a result of the PSCRC default notice and the Company's continuing losses. The Company, however, will retain the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since. In connection with the termination, S. Lynn Sutcliffe resigned as the President of Onsite. See also Notes to Consolidated Financial Statements,
Note 20 - Subsequent events.

        Lighting Technology Services, Inc. On June 13, 1998, the Company completed the acquisition of Lighting Technology Services, Inc. ("LTS"), a Costa Mesa, California based lighting services company. In exchange for all of the outstanding shares of LTS, the Company initially issued a total of 690,000 shares of the Company's Class A Common Stock and paid $500,000 to the former stockholders of LTS. As a wholly-owned subsidiary of the Company, LTS continues to pursue independent lighting services opportunities in commercial, industrial and educational markets while also providing lighting subcontractor services to the Company and other ESCOs. Subsequent to its fiscal year end, the Company sold 95 percent of its interest in LTS to a previous shareholder of LTS. Operations of LTS were not material to the consolidated financial statements.

     Onsite Energy Services, Inc. In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), an indirect wholly-owned subsidiary of Western Resources, Inc. ("Western Resources") (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc. Subsequently, Onsite Business Services, Inc. changed its name to Onsite Energy Services, Inc. ("OES"). The purchase price was 1,700,000 shares of the Company's Class A Common Stock issued upon closing to Westar Capital, Inc. ("Westar Capital"), a wholly-owned subsidiary of Western Resources, with an additional 800,000 shares of Class A Common Stock being released to Westar Capital from an escrow in March 1998 when certain conditions set forth in the acquisition documents were satisfied. With its primary office in Topeka, Kansas, OES provides utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. Subsequent to its fiscal year end, OES has become exclusively engaged in industrial water services.

     Onsite/Mid-States, Inc. In February 1998, OES, via its newly-formed wholly-owned subsidiary Onsite/Mid-States, Inc. ("OMS"), acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States Armature"), for $290,000. Mid-States Armature has been in business for 45 years providing specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. OMS is located in Salina, Kansas. Subsequent to its fiscal year end, the Company sold all of the assets of OMS to a company owned by two former employees of OES. Operations of OMS were not material to the consolidated financial statements.

     REEP Onsite,  Inc.  and ERSI  Onsite,  Inc.  Effective  April 1, 1999,  the
Company formed REEP Onsite, Inc. ("REEP"), and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets of REEP, Inc. in exchange for assumption of specific liabilities. REEP provides residential energy services while ERSI is a commercial lighting contractor. REEP, Inc. is an affiliate of SYCOM Corporation and has been in business for 16 years. Subsequent to its fiscal year end, the Company made a decision to shut down the operations of REEP and to explore the sale or disposition of ERSI. As part of the separation from the Sycom entities, the Company anticipates disposing of ERSI. Operations of REEP and ERSI were not material to the consolidated financial statements.

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

     The SEC took exception to certain applications of accounting principles as applied by the Company in the areas of the timing of revenue recognition where utility incentive payments are a part of the Company's revenue stream, the timing of revenue recognition with respect to the sale of future utility revenue payments and the timing of revenue and expense recognition relative to contracts containing future commitments of services following the implementation of certain projects. As a result, the Company restated its previously filed financial statements for each of the fiscal years ending June 30, 1997, 1998 and 1999, as well as the first (a second amendment) and second fiscal quarters ended September 30, 1999 and December 31, 1999.

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

     In addition, the Company has a small number of contracts for which it has a commitment to provide relamping and other ongoing services several years after the initial implementation of the project. The Company originally recognized all the revenue and an estimate of the future cost as the project was being implemented. The SEC has required the Company to defer a portion of the revenue and eliminate the reserve for future cost until the relampings actually occur.

        Loss from Operations, Possible Need for Additional Working Capital and Potential Dilution to Existing Shareholders. The Company has suffered losses from operations for the past three fiscal years. For the years ended June 30, 1999, 1998 and 1997, the Company had net losses of $6,477,458, $2,098,906, and
$2,398,202, respectively, and had negative working capital of $6,511,390 and an accumulated deficit of $27,467,050 as of June 30, 1999. Management believes that the Company will be able to generate additional revenues and improve operating efficiencies through the sale or disposition of its previous acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

        Risks Associated with Expansion. As previously discussed, during the years ended June 30, 1998 and 1999, the Company made a series of acquisitions of businesses including SO Corporation, LTS, OES, OMS, REEP and ERSI. The Company believed that the acquisitions of these businesses would offer opportunities for long-term efficiencies and certain economies of scale in operations and expansion of customers that should help future operating results of the Company. As a result of these acquisitions, the Company's number of personnel substantially increased, and the Company's primary operations on the West Coast expanded to the East Coast and Midwest. There are inherent risks associated with expansion including integrating each business under one system, difficulties in staffing and managing a national operation, and developing an infrastructure and philosophy to support a national operation. The operations of the Company will be more complex than the individual businesses acquired, and the combination and continued operation of their business operations will present challenges for management. Accordingly, no assurances can be given that the process of effecting the business combination can be effectively managed to realize the operational efficiencies and increased customer base. No assurances can be given that one or more of such factors will not have a material adverse effect on the Company's future national operation and consequently, on the Company's business, financial condition and operating results. Subsequent to its fiscal year end, the Company has changed its direction through divesting itself of OMS and LTS, discontinuing the operation of REEP and, effective June 30, 2000, will terminate its working agreement with SYCOM Corporation. As a result of all of the above actions, the Company will focus on its core activity, ESCO activities in the Western and Mid-West regions as well as international opportunities.

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

        Dependence on Key Personnel. The Company is highly dependent on its officers and other key personnel. The future success of the business of the Company will depend upon the ability to attract, retain and motivate key employees. Specifically, the loss of Richard T. Sperberg, or Frank J. Mazanec among others may materially adversely affect the Company's business.

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

        Performance Contracting. Performance contracting is the term used to describe the terms and conditions under which an ESCO delivers energy services, typically under a guarantee of energy savings to the customer. The ESCOs payment is based upon delivery of actual energy savings to the customer. The values of these energy savings are used to service the project financing costs if the project is financed or to provide positive cash flow to the customer. In short, the performance contracting process requires payment for actual results, not for projections.

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

        National Accreditation. As previously discussed, the Company has been accredited by NAESCO which has been supported by the U.S. Department of Transportation. Only 21 ESCOs in the country have obtained such accreditation.

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

        Services to Prepare Customers for Deregulation

        Bill Auditing, Tariff Analyses, and Distribution Upgrade: The Company audits bills, develops load profiles useful for its energy buying group efforts, and analyzes and optimizes tariffs for customers. Bill auditing has become even more important as the number of pricing points for customers increase and as unbundled bills are late in arriving and have charges from several sources. Tariff analysis can also be important in the transition. Customers may be on incorrect tariffs or may not have taken advantage of special riders or negotiated tariffs that utilities are offering in an attempt to retain customers, especially during the early years of deregulation. The Company also looks for opportunities to upgrade customers to higher, less expensive levels of transmission and distribution service. This is becoming more important as utilities expand their investment (and, therefore, increase the costs) in the continuing regulated sector of transmission and distribution.

        Energy Efficiency and Load Management: Energy efficiency is still a cornerstone of the service offering by the Company in a deregulating world. Decreasing the use of energy while still performing the same amount of services is often the most cost-effective strategy for the end-user. In a deregulating world, load management takes on more importance because peak-pricing may be much more expensive than it once was in a bundled, regulated rate environment. The ability to move a customer's energy use from on-peak to off-peak times becomes more cost-effective in deregulating markets where more of the energy bill is subject to market forces and time-of-use pricing.

        On-site and Distributed Generation/Combined Heat & Power: The Company has experience as a distributed generation and a combined heat and power ("CHP") developer and implementer for systems ranging from 60 kW to 20,000 kW at facilities such as industrial facilities, hospitals, multi-family housing, nursing homes, recreational centers, health clubs and hotels. Development activities may be related to on-site generation where the electricity generation is only used on-site and not transmitted to the grid or it can be locally distributed to the grid. In either case, it may combine generation of electricity with heat recovery -CHP. CHP is the sequential production of electricity and thermal energy utilizing a single fuel source. The by-product thermal energy from the production of electricity is utilized to provide steam heating, domestic hot water and/or chilled water (through absorption chilling) to the host facility. As a result, 60 percent to 90 percent of the input fuel's energy content can be utilized to produce heat and electricity compared to only 25 percent to 40 percent of the fuel's energy content to make electricity alone in a utility or independent generating plant. The thermal energy produced by the CHP system is used by the host facility to reduce fuel consumption that otherwise would be needed to supply the thermal energy produced by boilers or other fuel burning equipment. A typical system consists of a reciprocating engine or gas turbine generally fueled by natural gas, which drives an electrical generator. A heat recovery system reclaims the heat produced by the engine generator set, yielding steam or hot water to be used in the host facility for domestic, process or space heating/cooling needs. Electrical control relays and switch gear protect the equipment from overload, ensure proper voltage and frequency, and interconnect with the local utility's power grid. Since completing its first CHP system in 1984, the Company has been associated with over 35 CHP projects. Electric industry restructuring in California, New Jersey and Illinois as well as other parts of the U.S. is creating a renewed interest in on-site (distributed) generation by customers and utilities. Furthermore, CHP is getting increased attention by state and federal environmental agencies as a generation source that can provide net environmental quality benefits to help mitigate global climate change.

        Energy System Outsourcing: The Company can take over the entire operation and maintenance responsibility of the heating, cooling and lighting systems in a customer's facility and provide the customer an agreed upon long-term, fixed price contract to provide the customer the heat, cooling and electricity it needs. This approach is referred to as "energy system outsourcing" and offers substantial advantages to those customers who want to be relieved of the costs associated with operating and maintaining their energy systems.

        Commodity Purchasing, Aggregation, Buying Groups: The Company advises its customers on energy purchasing choices (electricity, natural gas and other fuels) and assists them in exercising their choices by preparing individual requests for proposals or creating energy buying groups. Buying groups are created for customers with multiple facilities, trade association members, and municipal and county governments. For example, the Company represents four national trade associations in providing energy services for their members, including forming buying groups in states that are deregulating. It also represents regional trade associations. Finally, as previously discussed in Other Services, the Company has been selected by two counties in New Jersey to aggregate all of their purchases of energy.

        Energy Consulting: The Company offers consulting services for customers, suppliers, and other stakeholders on regulatory policies, market developments and new power technology applications. The Company has contracts with energy industry trade associations, state and federal governments, manufacturers, and end-users of energy.

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

     Emission Reduction Credits: The Company is the only ESCO that has successfully created emission reduction credits from energy efficiency that have been used by customers to meet pollution reduction obligations.

     Open Book Pricing: The Company also provides many of its customers with the option of open book pricing and set forth the various cost components of a project.

     Accreditation: As discussed in National Accreditation above, the Company is accredited by NAESCO, making it the largest independent accredited energy services company in the United States. It is also on the U.S. Department of Defense and Department of Energy approved lists of energy services companies.

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

Item 2.  Description of Property

        The Company's corporate headquarters is located in Carlsbad, California. The property is held on a three year lease expiring in July 31, 2001, and covering approximately 13,000 square feet. The Company also leases a 250 square foot storage facility on a month by month basis that covers 250 square feet. The Company has a regional office in San Ramon, California (lease of 2,000 square feet of office space on a three year lease expiring March 2001).

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


        Quarter Ended                      High                       Low
        -------------                      ----                       ---
        September 30, 1997                $0.34                      $0.18
        December 31, 1997                 $0.9375                    $0.26
        March 31, 1998                    $0.6875                    $0.50
        June 30, 1998                     $1.4375                    $0.5625
        September 30, 1998               $1.2500                     $0.7812
        December 31, 1998                $0.7810                     $0.4687
        March 31, 1999                   $0.9062                     $0.5000
        June 30, 1999                    $0.6250                     $0.3125

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

        The original, first and third amended filings of Form 10-KSB for the fiscal year ended June 30, 1999 were audited by the Company's independent auditors, Hein+Associates, LLP. The opinion issued was qualified subject to the Company's ability to continue as a going concern.

        The SEC took exception to certain applications of accounting principles as applied by the Company in the areas of the timing of revenue recognition where utility incentive payments are a part of the Company's revenue stream, the timing of revenue recognition with respect to the sale of future utility revenue payments and the timing of revenue and expense recognition relative to contracts containing future commitments of services following the implementation of certain projects. As a result, the Company restated its previously filed financial statements for each of the fiscal years ending June 30, 1997, 1998 and 1999, as well as the first (a second amendment) and second fiscal quarters ended September 30, 1999 and December 31, 1999.

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

        In addition, the Company has a small number of contracts for which it has a commitment to provide relamping and other ongoing services several years after the initial implementation of the project. The Company originally recognized all the revenue and an estimate of the future cost as the project was being implemented. The SEC has required the Company to defer a portion of the revenue and eliminate the reserve for future cost until the relampings actually occur.

        The following table shows the originally reported and revised results for each of the last three fiscal years.

                                       Fiscal year ended June 30,

                                   1999           1998          1997
                              ------------   ------------   ------------

Net loss, as filed            $ (6,909,011)  $ (2,218,482)  $ (1,388,598)

Net loss, as restated         $ (6,477,458)  $ (2,098,806)  $ (2,398,202)
                              ------------   ------------   ------------
Difference                    $    431,553   $    119,676   $ (1,009,604)
                              ============   ============   ============

On a per share basis was as follows:

                                       Fiscal year ended June 30,

                                   1999           1998          1997
                              ------------   ------------   ------------

Loss per share, as filed      $      (0.39)  $      (0.16)  $      (0.13)

Loss per share, as restated   $      (0.36)  $      (0.16)  $      (0.22)
                              ------------   ------------   ------------
Difference                    $       0.03   $          -   $      (0.09)
                              ============   ============   ============

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

Results of Operations.

Fiscal year ended June 30, 1999 compared to June 30, 1998

        Revenues. Revenues increased in the fiscal year ended June 30, 1999, by $31,655,773 or 254.35 percent. This increase is primarily attributable to the activity from newly acquired subsidiaries. After elimination of revenues attributable to newly acquired subsidiaries and prorated revenues from subsidiaries acquired mid-fiscal year 1998, revenues increased by $3,217,726, or
25.85 percent from fiscal year ended June 30, 1998 to June 30, 1999. The increase in revenues occurred as a result of the completion of projects in process as of the beginning of the fiscal year as well as the start of several new long term construction projects in the fiscal year ended June 30, 1999. Consulting revenues increased by 57.50 percent due to consulting services provided to three major customers.

        Gross  Margin.  Gross margin for the fiscal year ended June 30, 1999 was
20.28 percent of revenues compared to 19.54 percent in fiscal year 1998. After elimination of revenues and cost of sales attributable to newly acquired subsidiaries, gross margin was 22.26 percent for the fiscal year 1999 compared to 19.05 percent in fiscal year 1998. The Company typically engages in several different types of business with substantially different margin results. The project types are as follows: general construction projects that produce a typical margin in the 10 to 35 percent range; fee based projects, where the major construction subcontractors are hired by the customer and, as such, the costs and related revenues do not flow through the Company and the margin can range from 30 to 80 percent; consulting contracts where the typical margins are 50 to 70 percent; and lighting projects, through LTS, REEP and ERSI, where the margins typically are lower, usually in the range of 10 to 25 percent. As a result of the mix in margins, the gross margin for any given period can fluctuate significantly and is not necessarily indicative of a trend.

        Selling, General & Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $11,193,561 or 25.38 percent of revenues in the fiscal year ended June 30, 1999, compared to $3,879,237 or 31.17 percent of revenues in fiscal year 1998. After elimination of revenues and SG&A expenses attributable to newly acquired subsidiaries, SG&A as a percentage of revenues was 28.20 percent for fiscal year end 1999 compared to 31.62 percent for the fiscal year 1998. The decrease was primarily due to the 23.25 percent increase in revenue without corresponding increases to SG&A. Without SG&A from newly acquired subsidiaries, SG&A increased by 12.75 percent from fiscal year 1998 to fiscal year 1999. However, there were several significant changes from 1998 to 1999. Bad debt expense increased by $93,000, or 310 percent from fiscal year 1998 to 1999. The closing of two regional offices decreased facilities expenses by $237,000, or 67.47 percent in fiscal year 1999 compared to fiscal year 1998 and one time professional service and office set up charges that were incurred in fiscal year end 1998 were not repeated, which caused other office expenses to decrease by 55.67 percent.

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

        Loss from Operations. Loss from operations increased in the fiscal year ended June 30, 1999 by $4,256,903 or 214.30 percent. This increase was mainly attributable to the loss recognized related to the decision to sell or dispose of the Company's lighting subsidiaries and the write off of excess purchase price over net assets acquired for SO Corporation. As a result of the operating losses of SO Corporation, management determined that the carrying value of excess of purchase price over net assets acquired had been impaired as of June 30, 1999. The effect of this determination was to charge against operating earnings (additional loss) of $1,918,851, the unamortized balance as of June 30, 1999. After elimination of revenues and expenses attributable to newly acquired subsidiaries, loss from operations decreased by $208,492, or 9.42 percent.

        Other Income/Expense. Other expense increased $113,649 for the fiscal year ended June 30, 1999. The change was attributable to an increase in interest income of $121,153 offset by an increase of interest expense of $234,802. The interest income arises from notes receivable from newly acquired subsidiaries.

The interest expense is related to notes payable on certain long term construction projects added with the acquisition of SO Corporation and financing attributable to utility incentive payment streams. After elimination of activity attributable to newly acquired subsidiaries, other income was $90,892 for fiscal year ended June 30, 1999, compared to other expense of $104,983 for the same period in 1998. The change was due to an increase of interest income of $168,453 with little change in interest expense.

        Net Loss. Net loss for the year ended June 30, 1999 increased by $4,378,552, or 208.61 percent from the loss for fiscal year 1998. This resulted in a loss per share of $0.36, compared to the loss per share for fiscal year 1998 of $0.16. The increase in preferred stock dividends of $155,421, accompanied with the reserve taken related to the decision to sell or dispose of the lighting subsidiaries and the write-off of goodwill for SO Corporation, contributed significantly to the increase in the loss per share. After elimination of revenues and expenses attributable to newly acquired subsidiaries, the decrease in net loss was $67,275, or a decrease of 3.11 percent.

Fiscal year end June 30, 1998 compared to June 30, 1997

        Revenues Revenues increased in the fiscal year ended June 30, 1998, by $3,807,912 or 44.1 percent. After elimination of revenues attributable to newly acquired subsidiaries and the divestiture of TCC, revenues increased by $889,718, or 10.30 percent. This increase is attributable to a increase in utility revenue of $300,000 as well as an increase in contract revenues of approximately $1.0 million offset by a decline in consulting revenues of approximately $400,000. Consulting revenues were generally lower in fiscal year 1998 due to the conversion of consulting agreements into long term construction contracts.

        Gross Margin Gross margin for the fiscal year ended June 30, 1998 is 19.54% compared to 21.99 percent in fiscal year 1997. The decrease in gross margin as a percentage of sales is attributable to lower budgeted gross margins in long term contracts entered into in the fiscal year 1998.

        Selling, General and Administrative Expenses Selling, general and administrative ("SG&A") expenses were $4,418,736 or 35.50 percent of revenues in the fiscal year end June 30, 1998 compared to $4,133,649, or 47.86 percent in fiscal year 1997. The percentage of expenses to revenues decreased primarily due to an increase in revenues as well as a $425,240 loss on the sale of a subsidiary in 1997.

        Goodwill amortization included in SG&A in the fiscal year ended June 30, 1998 was $266,667 compared to $400,000 in the fiscal year ended June 30, 1997. Goodwill amortization arises primarily out of the acquisition of Onsite-Cal, which resulted in goodwill of $1,600,000 that was amortized over a four-year period. The remainder of goodwill was amortized in the fiscal year 1998.

        Other Income/(Expense). Other income (expense) was a net expense of $104,982 in the fiscal year ended June 30, 1998, compared to $155,628 in net expense in the fiscal year ended June 30, 1997, a decrease of $50,646 primarily due to a $68,765 decrease in interest expense offset in part by a decrease in interest income of $18,119.

        Net Loss. Net loss for the year ended June 30, 1998 was $2,098.906, or $.16 loss per share, compared to a net loss of $2,398,202, or $.21 loss per share, a decrease in loss per share of $299,296, or 12.48%

Liquidity and Capital Resources.

        The Company's cash decreased by $1,192,598 in fiscal year end June 30, 1999, a decrease of 56.98 percent. Working capital was a negative $6,511,390 as of June 30, 1999, compared to a negative $3,260,514 as of June 30, 1998, an increase in negative working capital of $3,250,876. The increased deficit in working capital was largely attributable to the increase in the current portion of notes payable acquired from acquisitions and an increase in accounts payable of approximately $5.7 million, offset by an increase in accounts receivable of approximately $2.6 million.

        Cash flows used in operating activities for the year ended June 30, 1999 were $488,544, compared to $1,027,832 provided by operating activities for the year ended June 30, 1998. Increases in receivables and decreases in billings in excess of costs and estimated earnings on uncompleted contracts increased the cash used in operations. This increase was partially offset by the increase in accounts payable.

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

        The Company has suffered losses from operations for the past several fiscal years. For the years ended June 30, 1999, 1998 and 1997, the Company had net losses of $6,477,458 and $2,098,906 and $2,398,202, respectively, and had negative working capital of $6,511,390 and an accumulated deficit of $27,467,050 as of June 30, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

        The original, first and third amended filings of Form 10-KSB for the fiscal year ended June 30, 1999 were audited by the Company's independent auditors, Hein+Associates LLP. The opinion issued was qualified subject to the Company's ability to continue as a going concern. As of the time of filing amendment number 2, the Company's auditors did not review revisions resulting from the restatements due to non-payment by the Company of accounting and tax fees.

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

Item 7. Financial Statements.

        The Company's consolidated financial statements are attached as pages F-1 through F-30.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.



                  [Remainder of page intentionally left blank]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The following table sets forth the persons currently serving as directors of the Company, and certain information with respect to those persons.

      Director                    Age                       Director Since
      --------                    ---                       --------------
Charles C. McGettigan             54                            1993

H. Tate Holt                      47                            1994

Timothy G. Clark                  60                            1994

Richard T. Sperberg               48                            1982 (1)

S. Lynn Sutcliffe                 56                            1998

Richard L. Wright                 56                            1998

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

Bachelor of Arts in Religion from Princeton University, and a Juris Doctorate from the University of California Boalt Hall School of Law.

Executive Officers. The following table sets forth certain information with respect to the current executive officers of the Company.

       Name               Positions with the Company      Age  Office Held Since
       ----               --------------------------      ---  -----------------
Charles C. McGettigan      Chairman of the Board          54        1994

Richard T. Sperberg        Chief Executive Officer        48        1982 (1)

S. Lynn Sutcliffe          President                      56        1998

J. Bradford Hanson         Chief Financial Officer        44        1995 (2)

Frank J. Mazanec           Senior Vice President          51        1992 (1)

Keith G. Davidson          Senior Vice President          48        1994

Hector A. Esquer           Vice President                 41        1991 (1)

J. Derek Shockley          Vice President                 39        1997

Elizabeth T. Lowe          Vice President                 36        1997

Bruce A. Hedman            Vice President                 48        1998

Dominick J. Aiello         Vice President                 40        1998

Roger Dower                Vice President                 49        1998

Christian J. Bitters       Vice President                 42        1998

Russell Wm. Royal          President/Chief Operating      47        1992 (4)
                           Officer - Lighting
                           Technology Services, Inc.(3)

Audrey Nelson Stubenberg   Secretary/General Counsel      36        1998

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

J. Derek Shockley. Mr. Shockley is responsible for managing OES and OMS, direct and indirect wholly-owned subsidiaries of the Company. These subsidiary companies provide medium and high voltage electrical services, as well as industrial water treatment services to municipal, industrial, large commercial and institutional customers. Mr. Shockley has over 13 years of diversified experience in the energy industry that includes planning, sales, marketing, and project development work in the areas of demand side management, electrotechnologies and applied research. He was a member of the Water & Wastewater Research Project steering committee for the Electric Power Research Institute ("EPRI") in Palo Alto, California, and a past member of the Kansas Energy & Natural Resources advisory committee. Mr. Shockley is the recipient of several national awards, including the EEI Common Goals Environmental Award, and the EPRI Technology Innovators Award. Prior to joining the Company, Mr. Shockley held a number of positions with Western Resources, including Director of Business Development, Manager of National and Institutional Accounts, and an energy use consultant. Mr. Shockley holds a Bachelor of Arts in Business Administration (with an emphasis on Finance) from Washburn University,

Elizabeth T. Lowe. As Vice President, Ms. Lowe heads up the Company's Northern California office. She is responsible for marketing, operations and regulatory representation in Northern California. Ms. Lowe also adds to the Company's consulting capabilities in the areas of natural gas and electricity purchases and overall customer strategies to reduce energy costs. Ms. Lowe joined the Company in 1997. Prior to joining the Company, Ms. Lowe served as Vice President of Western Operations for DukeSolutions, Inc. (formerly Duke/Louis Dreyfus), heading up the Western region operations for this Duke Energy subsidiary. The Western region group worked with retail and wholesale customers to develop and implement overall energy purchasing strategies through negotiations training, strategic alliances, and engineering and pricing solutions. Prior to joining DukeSolutions, Ms. Lowe spent 10 years in energy and environmental consulting, and most recently developed and directed Barakat & Chamberlin's Corporate Energy Management practice. In this capacity, she assisted large energy consumers in the development of energy cost reduction strategies through procurement and management of fuels, tariff and contract negotiations, aggregation strategies and demand-side management planning. Ms. Lowe earned a Master of Environment Management in Resource Economics and Policy from Duke University's Nicholas School of Environment and a Bachelor of Arts in Public Policy Studies from Duke University's School of Policy Studies and Public Affairs. Ms. Lowe is an associate member of the California Manufacturers Association and the California League of Food Processors, and is the President of the Power Association of Northern California.

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


                            [Remainder of page intentionally left blank]

                                     SUMMARY COMPENSATION TABLE


                                                                   Long Term Compensation
                                                                   ----------------------

                                     Annual Compensation                  Awards          Payouts
--------------------------------------------------------------------------------------------------------
                                                                    Restricted   Securities
                                                      Other Annual     Stock     Underlying     LTIP     All Other
Name and               Fiscal   Salary       Bonus    Compensation    Award(s)    Options     Payouts  Compensation
Principal Position      Year      ($)         ($)          ($)          ($)         (#)          ($)        ($)
---------------------  ------ ------------ ---------- ------------- ----------   ----------   -------  ------------

Richard T. Sperberg     1999  $175,000      $ -0-      $12,372 (4)     -0-          -0-          -0-     $ -0-
CEO                     1998  $149,125 (2)  $32,500    $17,889 (4)     -0-        126,954 (7)    -0-     $ -0-
                        1997  $136,000      $ -0-      $15,781 (4)     -0-        314,616 (8)    -0-     $ -0-

S.  Lynn  Sutcliffe(1)  1999  $278,486      $ -0-      $ 6,600 (4)     -0-          -0-          -0-     $ -0-
President

Frank J. Mazanec       1999   $140,000     $40,000     $ 8,909 (4)      -0-         -0-          -0-     $ -0-
Senior Vice            1998   $137,154 (2) $22,083     $10,923 (4)(5)   -0-        75,000 (9)    -0-     $ -0-
President              1997   $127,000     $ -0-       $64,471 (4)(5)   -0-       268,352 (10)   -0-     $ -0-

Keith G. Davidson      1999   $140,000     $40,000     $ 8,385 (4)      -0-         -0-          -0-     $ -0-
Senior Vice            1998   $121,342 (2) $23,333     $ 7,702 (4)(5)   -0-       140,000 (11)   -0-     $ -0-
President              1997   $102,000     $ -0-       $20,838 (4)(5)   -0-       119,118 (12)   -0-     $ -0-

Dominick  J. Aiello(1) 1999   $120,000     $36,000 (3) $65,741 (4)(6)   -0-       164,281 (13)   -0-     $ -0-
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


                      Option/SAR Grants in Last Fiscal Year
                                INDIVIDUAL GRANTS



                          Number of    Percentage of
                         Securities       Total
                         Underlying    Options/SARs                   Market
                        Options/SARs    Granted to    Exercise or    Price on
                          Granted       Employees     Base Price     Date of     Expiration
Name                        (#)       In Fiscal Year   ($/Share)      Grant         Date
----                    ------------  --------------  -----------    --------    ----------

Richard T. Sperberg        -0-            N/A            N/A           N/A           N/A
S. Lynn Sutcliffe          -0-            N/A            N/A           N/A           N/A
Frank J. Mazanec           -0-            N/A            N/A           N/A           N/A
Keith G. Davidson          -0-            N/A            N/A           N/A           N/A
Dominick J. Aiello       164,281        12.7 (1)       $0.4185       $0.4185       5/26/04


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


                  [Remainder of page intentionally left blank]

            Aggregated Option/SARs Exercises in Last Fiscal Year and
                       FISCAL YEAR-END OPTION/SARS VALUES

                                                         Number of
                                                        Securities            Value of
                                                        Underlying           Unexercised
                           Shares                       Unexercised         In-the-Money
                          Acquired                   Options/SARs at FY        Options
                             On           Value            End (#)            at FY End
                          Exercise       Realized      Exercisable/          Exercisable/
          Name               (#)           ($)         Unexercisable       Unexercisable *
          ----            --------       --------    ------------------    --------------

Richard T. Sperberg        4,000         $1,568       584,190/167,969      $16,242/$1,650

S. Lynn Sutcliffe           -0-          $ -0-            -0-/ -0-           $ -0-/$ -0-

Frank J. Mazanec           4,000         $2,193       264,571/133,333       $9,140/$4,117

Keith G. Davidson           -0-          $ -0-        250,932/126,665      $10,888/$1,647

Dominick J. Aiello          -0-          $ -0-        164,281/ -0-           $ -0-/$ -0-



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

                                                     Class A Common Stock
                                              ----------------------------------

Name and Address                               Amount of
of Beneficial Owner                            Ownership        Percent of Class
-------------------                            ---------        ----------------

Dominick J. Aiello                              164,281 (1)           *
27 Worlds Fair Drive, First Floor
Somerset, NJ 08873

Timothy G. Clark                                175,000 (2)           *
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Keith G. Davidson                               298,295 (3)          1.58
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

William M. Gary III                           1,837,947 (4)          9.85
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Gruber & McBaine Capital Management., LLC     4,502,073 (5)         20.45
50 Osgood Place
San Francisco, CA 94133

Jon D. Gruber                                 9,675,041 (6)         38.13
50 Osgood Place
San Francisco, CA 94133

H. Tate Holt                                    348,082 (7)          1.85
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

Lagunitas Partners, L.P.                      4,233,102 (8)         19.28
50 Osgood Place
San Francisco, CA 94133

Thomas Lloyd-Butler                           4,510,073 (9)         20.05
50 Osgood Place
San Francisco, CA 94133

Frank J. Mazanec                                728,709 (10)         3.85
Mazanec Family Trust
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

J. Patterson McBaine                          9,668,441 (11)        38.10
50 Osgood Place
San Francisco, CA 94133

Charles C. McGettigan                         5,554,468 (12)        24.97
50 Osgood Place
San Francisco, CA 94133

Proactive Investment Managers, L.P.           5,049,468 (13)        22.95
50 Osgood Place
San Francisco, CA 94133

Proactive Partners, L.P.                      4,909,633 (14)        22.40
50 Osgood Place
San Francisco, CA 94133

Richard T. Sperberg                           3,115,082 (15)        15.93
701 Palomar Airport Road, Suite 200
Carlsbad, CA 92009

S. Lynn Sutcliffe                             1,750,000 (16)         9.39
27 Worlds Fair Drive, First Floor
Somerset, NJ 08873

SYCOM Enterprises, LLC                        1,750,000 (17)         9.39
27 Worlds Fair Drive, First Floor
Somerset, NJ 08873

Westar Capital, Inc.                          7,745,600 (18)        35.39
818 South Kansas Street
Topeka, KS 66601

Myron A. Wick III                             5,049,468 (19)        22.95
50 Osgood Place
San Francisco, CA 94133

All Directors and Officers as a Group (17)   13,098,266 (20)        52.54


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

        Under the Voting Agreement (i) SYCOM, LLC and SYCOM Corporation have the right to nominate a certain number of directors, and the principal stockholders of the Company that are a party to the Voting Agreement, including Mr. Gary, have agreed to vote for such nominees; (ii) SYCOM, LLC and SYCOM Corporation have agreed to vote for the remaining director nominees selected by the Company; and (iii) all parties to the Voting Agreement, including Mr. Gary, have agreed to vote at the next annual meeting to authorize the issuance of additional common stock to permit the conversion of the Series D Convertible Preferred Stock to Class A Common Stock in accordance with the terms of the Sale and Noncompetition Agreement among the Company, SYCOM Corporation and others. The Voting Agreement terminates June 30, 2001.

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

(14) In addition to 2,036,678 shares of Class A Common Stock over which Proactive Partners, L.P. ("Proactive") has sole voting and investment power (which number includes 2,000,000 shares of Class A Common Stock underlying 20,000 shares of Series E Convertible Preferred Stock), the table reflects 1,280,000 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, June 30, 2003, and August 2, 2009. The table also reflects an aggregate of 1,592,955 shares of Class A Common Stock (i) of which 1,073,905 shares are subject to the Stockholders Agreement among certain stockholders of the Company, including Proactive, and Westar Capital; and (ii) all of which shares are subject to the Voting Agreement among certain stockholders of the Company, including Proactive, SYCOM, LLC and SYCOM Corporation

(15) Includes 584,190 shares of Class A Common Stock that may be immediately acquired upon the exercise of Options expiring August 9, 2005 (150,000 shares), November 20, 2005 (107,781 shares), January 25, 2006 (52,808 shares), May 22, 2006 (64,616 shares),  March 13, 2002 (166,667 shares), and April 1, 2003 (42,318), 325,988 shares of Class A Common Stock that may be immediately acquired upon the exercise of Warrants expiring September 11, 2002, and 4,090 shares over which Mr. Sperberg has sole voting and investment power. The table does not reflect 83,333 shares of Class A Common Stock that may be acquired upon the exercise of Options expiring March 13, 2002, in the event a change in control is deemed to have occurred. In this event, Mr. Sperberg's percent of class ownership would be 15.93 percent.

        The table also reflects an aggregate of 1,848,922 shares of Class A Common Stock (including 70,545 shares held by Mr. Sperberg's minor son),
        (i) of which 1,216,097 shares are subject to the Stockholders Agreement among certain stockholders of the Company, including Mr. Sperberg, and Westar Capital; and (ii) all of which shares are subject to the Voting Agreement among certain stockholders of the Company, including Mr. Sperberg, and SYCOM LLC and SYCOM Corporation.

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



Date: June 23, 2000              By: /s/  Richard T. Sperberg
                                     -------------------------------------
                                     RICHARD T. SPERBERG
                                     Chief Executive Officer



Date: June 23, 2000              By: /s/  J. Bradford Hanson, CPA
                                     ------------------------------
                                     J. BRADFORD HANSON
                                     Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 23, 2000              By: /s/  Richard T. Sperberg
                                    -------------------------------------
                                    Richard T. Sperberg
                                    Chief Executive Officer (Principal Executive
                                    Officer), Director

Date: June 23, 2000              By: /s/  J. Bradford Hanson, CPA
                                    ------------------------------
                                    J. Bradford Hanson, CPA
                                    Chief Financial Officer,
                                    Principal Financial and Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ONSITE ENERGY CORPORATION


Date: June 23, 2000              By: /s/  Charles C. McGettigan
                                    --------------------------------------------
                                    Charles C. McGettigan
                                    Chairman of the Board and
                                    Outside Director


Date: June 23, 2000              By:  /s/  Richard T. Sperberg
                                    --------------------------------------------
                                    Richard T. Sperberg
                                    Chief Executive Officer
                                    and Director


Date: June 23, 2000              By:  /s/  S. Lynn Sutcliffe
                                    --------------------------------------------
                                    S. Lynn Sutcliffe
                                    Director


Date: June 23, 2000              By:  /s/  Richard L. Wright
                                    --------------------------------------------
                                    Richard L. Wright
                                    Senior Vice President and Director



Date: June 23, 2000              By: /s/  H. Tate Holt
                                    --------------------------------------------
                                    H. Tate Holt
                                    Outside Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditor's Report ................................................F-2

Consolidated Balance Sheets - June 30, 1999 and 1998.........................F-3

Consolidated Statements of Operations - For the Years ended
   June 30, 1999, 1998 and 1997..............................................F-4

Consolidated Statement of Shareholders' Equity (Deficit) - For the Years
   ended June 30, 1999, 1998 and 1997........................................F-5

Consolidated Statements of Cash Flows - For the Years ended
   June 30, 1999, 1998 and 1997..............................................F-7

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Onsite Energy Corporation
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Onsite Energy Corporation and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onsite Energy Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit of $6,511,390, and an accumulated deficit of $27,467,050. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The consolidated financial statement do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liability that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company has restated certain financial statement amounts related to the recognition of contract revenues and expenses.

/s/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
September 3, 1999,  except for the Financial  Statement  Restatement  section of
Note 3, which is as of June 20, 2000

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,

                                                       1999           1998
                                                  -------------  -------------
ASSETS
Current Assets:
Cash                                             $     900,408   $   2,093,006
Accounts receivable, net of allowance for
  doubtful accounts of $35,000 and $15,030           6,071,729       3,468,191
Inventory                                              185,562         178,215
Capitalized project costs                              147,022               -
Costs and estimated earnings in excess of
  billings on uncompleted contracts                  1,109,315         944,820
Other current assets                                    50,634         611,195
                                                 -------------   -------------
TOTAL CURRENT ASSETS                                 8,464,670       7,295,427

Cash-restricted                                        147,838         157,836
Property and equipment, net of accumulated
  depreciation and amortization of $1,258,000        1,413,918       1,958,178

Excess of purchase price over net assets
  acquired, net                                              -       3,563,718
Other assets                                           101,483          28,142
                                                 -------------   -------------
TOTAL ASSETS                                     $  10,127,909   $  13,003,301
                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Note payable - related party                     $     211,914   $     468,329
Note payable, current portion                        2,903,230       2,130,140
Accounts payable                                     9,035,325       3,380,271
Billings in excess of costs and estimated
  earnings on uncompleted contracts                  1,445,790       2,888,659
Accrued expenses and other liabilities               1,143,940       1,688,542
Liabilities in excess of assets held for sale          235,861               -
                                                 -------------   -------------
TOTAL CURRENT LIABILITIES                           14,976,060      10,555,941

Long-Term Liabilities:
Deferred income                                      1,072,553         897,263
Notes payable, less current portion                     36,395         443,289
                                                 -------------   -------------
TOTAL LIABILITIES                                   16,085,008      11,896,493
                                                 -------------   -------------

Commitments and contingencies
(Notes 2, 3, 4, 8, 11, 12, 14, 15, 20)

Shareholders' Equity (Deficit):
Preferred Stock, Series C, 842,500 shares
  authorized, 649,120 issued and outstanding
  (Aggregate $3,245,600 liquidation preference)            649             208
Preferred Stock, Series D, 157,500 shares
  authorized, issued and outstanding and
  held in escrow                                             -               -
Common Stock, $.001 par value, 24,000,000
  shares authorized:
  Class A common stock, 23,999,000 shares
    authorized, 18,584,853 issued
    and outstanding                                     18,585          18,243
  Class B common stock, 1,000 shares
    authorized, none issued and outstanding                  -               -
Additional paid-in capital                          25,583,816      23,208,598

Notes receivable - shareholders                     (4,093,099)     (1,335,217)

Accumulated deficit                                (27,467,050)    (20,785,024)
                                                 -------------   -------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                (5,957,099)      1,106,808
                                                 -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                               $  10,127,909   $  13,003,301
                                                 =============   =============

The accompanying notes are an integral part of these consolidated financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Years Ended June 30, 1999, 1998 and 1997



                                                       1999                 1998                 1997
                                                  -------------        -------------        ------------

Revenues                                          $  43,534,737        $  12,055,601        $  8,527,143
Utility Revenue                                         566,672              390,035             110,581
                                                  -------------        -------------        ------------
    Total Revenues                                   44,101,409           12,445,636           8,637,724

Cost of sales                                        35,157,469           10,013,324           6,738,149
                                                  -------------        -------------        ------------
    Gross margin                                      8,943,940            2,432,312           1,899,575

Selling, general, and administrative expenses        11,193,561            3,879,237           3,139,018
Depreciation and amortization expense                 1,074,855              539,499             587,077
Reserve on sale or disposal of subsidiary             1,010,000                    -                   -
Loss on disposition of partnership interest                   -                    -             425,240
Impairment of excess of purchase price over
  net assets acquired                                 1,918,851                    -                   -
Gain on sale of assets                                        -                    -             (17,686)
                                                  -------------        -------------        ------------
  Operating loss                                     (6,253,327)          (1,986,424)         (2,234,074)

Other income (expense):
  Interest expense                                     (365,067)            (130,265)           (199,030)
  Interest income                                       146,436               25,283              43,402
                                                  -------------        -------------        ------------
     Total other expense                               (218,631)            (104,982)           (155,628)
                                                  -------------        -------------        ------------
Loss before provision for income taxes               (6,471,958)          (2,091,406)         (2,389,702)

Provision for income taxes                                5,500                7,500               8,500
                                                  -------------        -------------        ------------
Net loss                                            ($6,477,458)         ($2,098,906)        ($2,398,202)
                                                  =============        =============        ============
Net loss allocated to common shareholders           ($6,682,026)         ($2,148,053)        ($2,398,202)
                                                  =============        =============        ============
Basic and diluted loss per common share:                 ($0.36)              ($0.16)             ($0.22)
                                                  =============        =============        ============
Weighted average number of shares
  used in per common share calculation:              18,469,094           13,790,185          10,818,498
                                                  =============        =============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Years Ended June 30, 1999, 1998 and 1997


                                                                  Preferred Stock                      Common Stock
                            -------------------------------------------------------------------    --------------------
                                Series A           Series B         Series C        Series D              Class A
                            ---------------   ----------------  ---------------  --------------    --------------------
                            Shares   Amount    Shares   Amount  Shares   Amount  Shares  Amount     Shares      Amount
                            ------   ------   --------  ------  -------  ------  ------  ------    --------    --------
Balance, July 1, 1996,
as originally reported      3,810    $    4    605,641  $  605        -  $    -       -  $    -    6,263,463   $  6,263

Prior period adjustments        -         -          -       -        -       -       -       -            -          -
                            ------   ------   --------  ------  -------  ------  ------  ------    --------    --------
Balance, July 1, 1996,
as restated                 3,810         4    605,641     605        -       -       -       -    6,263,463      6,263

Issued to Onsite 401k plan      -         -          -       -        -       -       -       -       48,562         49
Conversion of accounts
payable to Class A
common stock                    -         -          -       -        -       -       -       -       62,077         62

Common shares issued for
Series A and B preferred
dividends                       -         -          -       -        -       -       -       -      347,048        347

Conversion of Series
A preferred stock          (3,810)       (4)         -       -        -       -       -       -    3,571,494      3,572

Conversion of Series
B preferred stock               -         -   (605,641)   (605)       -       -       -       -      605,641        605

Exercise of stock option        -         -          -       -        -       -       -       -       45,887         46

Net Loss                        -         -          -       -        -       -       -       -            -          -
                            ------   ------   --------  ------  -------  ------  ------  ------   ----------    -------
Balance, June 30, 1997          -         -          -       -        -       -       -       -   10,944,172     10,944




                                    Common      Additional       Notes
                                    Shares        Paid-In      Receivable      Accumulated
                                   Issuable       Capital     Shareholders       Deficit          Total
                                   --------     ----------    ------------    -------------   ------------
Balance, July 1, 1996,
as originally reported            $  608,439   $ 16,336,469   $        -      $ (15,758,615)  $  1,193,165

Prior period adjustments                   -              -            -           (480,154)      (480,154)
                                  ----------   ------------   ----------      -------------   ------------
Balance, July 1, 1996,
as restated                          608,439     16,336,469            -        (16,238,769)       713,011

Issued to Onsite 401k plan                 -         24,931            -                            24,980

Conversion of accounts
payable to Class A
common stock                               -         66,973            -                  -         67,035

Common shares issued for
Series A and B preferred
dividends                           (608,439)       608,092            -                  -              -

Conversion of Series
A preferred stock                          -         (3,568)           -                  -              -

Conversion of Series
B preferred stock                          -              -            -                  -              -

Exercise of stock option                   -         20,064            -                  -         20,110

Net Loss                                   -              -            -         (2,398,202)    (2,398,202)
                                  ----------   ------------   ----------      -------------   ------------
Balance, June 30, 1997                     -     17,052,961            -        (18,636,971)    (1,573,066)


                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Years Ended June 30, 1999, 1998 and 1997
                                   (continued)




                                                                  Preferred Stock                      Common Stock
                            -------------------------------------------------------------------    --------------------
                                Series A           Series B         Series C        Series D              Class A
                            ---------------   ----------------  ---------------  --------------    --------------------
                            Shares   Amount    Shares   Amount  Shares   Amount  Shares  Amount     Shares      Amount
                            ------   ------   --------  ------  -------  ------  ------  ------    --------    --------


Balance, June 30, 1997            -  $    -          -  $    -        -  $    -       -  $    -   10,944,172   $ 10,944

Issued to Onsite 401k Plan        -       -          -       -        -       -       -       -       49,912         50

Issued pursuant to private
offering net of expenses          -       -          -       -        -       -       -       -    2,000,000      2,000

Stock issued for
acquisitions                      -       -          -       -        -       -       -       -    4,940,000      4,940

Exercise of stock options         -       -          -       -        -       -       -       -      309,104        309

Sale of Series C preferred
stock                             -       -          -       -  200,000     200       -       -            -          -

Series C preferred stock
dividend                          -       -          -       -    8,205       8       -       -            -          -

Compensation recognized upon
issuance of warrants              -       -          -       -        -       -       -       -            -

Notes receivable from
shareholders acquired in
acquisitions                      -       -          -       -        -       -       -       -            -          -

Net Loss                          -                  -                -       -       -                    -          -
                             ------  ------   --------  ------  -------  ------  ------  ------   ----------   --------
Balance, June 30, 1998            -  $    -          -  $    -  208,205  $  208       -  $    -   18,243,188   $ 18,243

Exercise of stock options         -       -          -       -        -       -       -       -       75,334         75

Issued to Onsite 401k Plan        -       -          -       -        -       -       -       -      266,331        267

Series C preferred stock
dividend                          -       -          -       -   40,915      41       -       -            -          -

Sale of Series C preferred
stock                             -       -          -       -  400,000     400       -       -            -          -

Notes receivable from
shareholders acquired in
acquisitions                      -       -          -       -        -       -       -       -            -          -

Net Loss                          -       -          -       -        -       -       -       -            -          -
                             ------  ------   --------  ------  -------  ------  ------  ------   ----------   --------
Balances June 30, 1999            -       -          -       -  649,120  $  649       -       -   18,584,853   $ 18,585
                             ======  ======   ========  ======  =======  ======  ======  ======   ==========   ========


                                    Common      Additional       Notes
                                    Shares        Paid-In      Receivable      Accumulated
                                   Issuable       Capital     Shareholders       Deficit          Total
                                   --------     ----------    ------------    -------------   ------------

Balance, June 30, 1997                         $ 17,052,961   $          -    $ (18,636,971)  $ (1,573,066)

Issued to Onsite 401k Plan                           17,399              -                          17,449

Issued pursuant to private
offering net of expenses                            951,542                                        953,542

Stock issued for
acquisitions                                      4,031,923              -                       4,036,863

Exercise of stock options                            86,854              -                          87,163

Sale of Series C preferred
stock                                               999,800              -                       1,000,000

Series C preferred stock
dividend                                             49,139              -          (49,147)             -

Compensation recognized upon
issuance of warrants                                 18,980                                         18,980

Notes receivable from
shareholders acquired in
acquisitions                                                    (1,335,217)               -     (1,335,217)

Net Loss                                                                 -       (2,098,906)    (2,098,906)
                                   --------    ------------   ------------    -------------   ------------
Balance, June 30, 1998                         $ 23,208,598   $ (1,335,217)   $ (20,785,024)  $  1,106,808

Exercise of stock options                            23,404                                         23,479

Issued to Onsite 401k Plan                          147,687                                        147,954

Series C preferred stock
dividend                                            204,527                        (204,568)             -

Sale of Series C preferred stock                  1,999,600                                      2,000,000

Notes receivable from
shareholders acquired in
acquisitions                                                    (2,757,882)                     (2,757,882)

Net Loss                                 -                                       (6,477,458)    (6,477,458)
                                   --------    ------------   ------------    -------------   ------------
Balances June 30, 1999                         $ 25,583,816   $ (4,093,099)   $ (27,467,050)  $ (5,957,099)
                                   ========    ============   ============    =============   ============



The accompanying notes are in integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended June 30, 1999, 1998 and 1997




                                                                1999                 1998                 1997
                                                            ------------         ------------         ------------
Cash flows from operating activities:

Net loss                                                    $ (6,477,458)        $ (2,098,906)        $ (2,398,202)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Amortization of excess purchase price over
      net assets acquired                                        502,390              280,927              400,000
    Adjustment resulting from impairment in
      estimated carrying value of excess purchase
      price over net assets acquired                           1,918,851                    -                    -
    Amortization of acquired contract costs                       50,196                    -              399,032
    Estimated loss on disposal of subsidiary                   1,010,000                    -
    Provision for bad debts                                       35,000               30,192               37,093
    Depreciation                                                 572,465              258,572              187,077
    Compensation recognized upon issuance of
      stock warrants                                                   -               18,980                    -
    Loss on disposition of partnership interest                        -                    -              425,240
    Gain on sale of assets                                             -                    -              (17,686)
      Accounts receivable                                     (3,831,418)            (731,113)             747,923
      Increase in costs and estimated earnings
        in excess of billings on uncompleted
        contracts                                               (252,419)            (225,324)           2,051,592
      Inventory                                                   (7,347)              (5,758)                   -
      Other assets                                               (44,588)            (346,432)             260,322
      Cash-restricted                                              9,998              115,331              (50,467)
      Accounts payable                                         6,847,535            1,351,806           (1,464,594)
      Increase (decrease) in billings in excess
        of costs and estimated earnings on
        uncompleted contracts                                 (1,124,173)           1,739,390           (1,130,080)
      Accrued expenses and other liabilities                     158,449              637,335             (325,864)
      Deferred income                                            143,975                2,832              (17,190)
                                                            ------------         ------------         ------------
        Net cash provided by (used in)
          operating activities                                  (488,544)           1,027,832             (895,804)
                                                            ------------         ------------         ------------
Cash flows from investing activities:
  Purchases of property and equipment                            (82,539)            (119,075)              (4,473)
  Proceeds from sale of assets                                         -                    -              540,081
  Loan to shareholders                                        (2,757,882)              (7,911)                   -
  Acquisition of businesses, net of cash acquired                      -           (1,203,805)                   -
                                                            ------------         ------------         ------------
     Net cash provided by (used in) investing
       activities                                             (2,840,421)          (1,330,791)             535,608
                                                            ------------         ------------         ------------
Cash flows from financing activities:
  Proceeds from notes payable                                  1,382,953              359,348            1,026,422
  Proceeds from issuance of common stock                               -              953,542                    -
  Proceeds from issuance of preferred stock                    2,000,000            1,000,000                    -
  Proceeds from exercise of stock options                         23,479               87,163               45,090
  Repayment of notes payable - related party                    (256,415)             (46,804)          (1,071,571)
  Repayment of notes payable                                  (1,013,650)            (484,178)             (89,321)
                                                            ------------         ------------         ------------
     Net cash provided by (used in)
       financing activities                                    2,136,367            1,869,071              (89,380)
                                                            ------------         ------------         ------------
Net increase (decrease) in cash                               (1,192,598)           1,566,112             (449,576)

Cash, beginning of year                                        2,093,006              526,894              976,470
                                                            ------------         ------------         ------------
Cash, end of year                                           $    900,408         $  2,093,006         $    526,894
                                                            ============         ============         ============
Supplemental disclosures of non-cash transactions:

  Payment of Series A and B Preferred Stock
    dividends with Common Stock                             $          -         $          -         $        347
                                                            ------------         ------------         ------------
  Payment of Series C Preferred Stock dividends
    with Series C Preferred stock                           $    204,568         $     49,147         $          -
                                                            ============         ============         ============
  Payment of accrued liabilities with common stock          $    147,954         $     17,449         $     67,035
                                                            ============         ============         ============
  Liabilities accrued for acquisition costs                 $          -         $    285,594         $          -
                                                            ============         ============         ============
  Fair market value of assets, less liabilities
    of businesses acquired with common stock                $          -         $  4,036,863         $          -
                                                            ============         ============         ============
  Conversion of preferred stock to common stock             $          -         $          -         $      4,167
                                                            ------------         ------------         ------------
Supplemental disclosures of cash transactions:
  Interest paid                                             $    390,558         $    140,521         $    180,288
                                                            ============         ============         ============
  Income taxes paid                                         $      5,500         $     36,175         $     41,290
                                                            ============         ============         ============



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

     Revenues attributable to the Company's share of utility incentive payments resulting from savings on implemented projects are recognized as earned which coincides with invoicing to the utility.

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

     Operation and Maintenance Agreements

     Commencing July 1, 1993, the Company, on a limited basis, began entering into long-term operation and maintenance ("O&M") and M&V agreements with some of its customers. These agreements, where they exist, are components of the construction contracts that provide for ongoing service on the installed energy efficiency projects. These agreements are entered into as a condition of the implementation contract and are not a primary service of the Company and are accounted for as a component cost on the installed

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     energy efficiency project. In the instances where estimated costs exceed estimated revenue, the Company records as an expense the estimates of future deficit cash flows and recognizes expense and a related liability in its financial statements during the construction period. In instances where revenues associated with the operation and maintenance exceed estimated costs, the revenues are recognized as services are performed. Estimated costs associated with these revenues are accrued at the time the revenues are recognized.

     Cash and Cash Equivalents

     The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 1999 and 1998, there were no cash equivalents outstanding.

     Restricted Cash

     Restricted cash consists of amounts on deposit with financial institutions for the purpose of securing performance milestones under one of the
     Company's demand side management ("DSM") contracts and for project implementation commitments. Under the DSM deposit, funds become available to the Company over a period of 12 to 36 months following completion of the last contract (December 1999) provided certain conditions and milestones are achieved. In the event that conditions or milestones are not achieved, the Company may be required to forfeit its right to some or all of the funds on deposit. As of June 30, 1999, the Company has $43,000 reserved for funds that have a low probability of return. Of the remaining balance of $147,838, the Company believes that all conditions and milestones will be achieved and that no additional funds under these projects will be subject to forfeiture.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Impact of Recently Issued Standards

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FASB 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement was amended by FASB No. 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ended June 30, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

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

     The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, percentage of completion on long term contracts, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets and realizability of shareholder notes receivable. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.   Basis of Presentation

     As shown in the accompanying financial statements, the Company has suffered losses from operations for the past three fiscal years. For the years ended June 30, 1999, 1998, and 1997, the Company had net losses of $6,477,458, $2,098,906 and $2,398,202, respectively, and had negative working capital of $6,511,390 and an accumulated deficit of $27,467,050 as of June 30, 1999. Management believes that the Company will be able to generate additional revenues and operating efficiencies through its acquisitions as well as by other means to achieve profitable operations. During the year ended June 30, 1999, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 1999, the Company exercised its right under a stock subscription agreement to require Westar Capital to purchase an additional 400,000 shares of Series C Convertible Preferred Stock for $2,000,000. Subsequent to its most recent fiscal year end, the Company also privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company have agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. Subsequent to June 30, 1999, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital, reduce operating losses and will allow management to better focus on its core ESCO business activities. In addition, the Company is exploring strategic relationships with companies that could involve an investment in the
     Company. The Company may also raise cash through the sale of long term future revenue streams that it currently owns or has rights to. The Company is also examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions. Further, the Company, through the acquisition of other energy service companies, expects to continue to gain economies of scale through the use of a consolidated management team and the synergies of marketing efforts of the different entities. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

     The Company's ability to continue as a going concern is dependent on its ability to obtain necessary working capital and ultimately achieve profitable operations, none of which can be assured. The accompanying consolidated financial statements do not include any adjustments relating

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

     Financial Statement Restatement. The Company had previously been corresponding with the SEC regarding the Company's Form 10-KSB for the year ended June 30, 1998. In response to information submitted by the Company, on December 3, 1999, the SEC sent a comment letter directing the Company to restate its financial statements for each of the last three fiscal years ended June 30, 1999, 1998, and 1997 as well as for the quarter ended September 30, 1999. The restatement is the result of a review of the Company's accounting policies as it related to the timing of the recognition of revenues and expenses.

     The SEC took exception to certain applications of accounting principles as applied by the Company in the areas of the timing of revenue recognition where utility incentive payments are a part of the Company's revenue stream, the timing of revenue recognition with respect to the sale of future utility revenue payments and the timing of revenue and expense recognition relative to contracts containing future commitments of services following the implementation of certain projects. As a result, the Company restated its previously filed financial statements for each of the fiscal years ending June 30, 1997, 1998 and 1999, as well as the first (a second amendment) and second fiscal quarters ended September 30, 1999 and December 31, 1999.

     The Company implemented several projects in fiscal 1998 where the price to the customer was less than the cost to implement the project, creating a loss for accounting purposes. This "loss" was recovered and profits were achieved through the Company's retaining a share of utility incentive payments that resulted from energy savings from the implemented project. In these instances, the Company estimated its revenue from these utility incentive payments and recognized the revenue as the project was being implemented using the percentage of completion methodology. The SEC has required the Company to defer recognition of the utility incentive payment component of revenue until the point in time that the utility is billed for the incentive payments. Generally, these billings occur on a quarterly basis over a three year period.

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

     In addition, the Company has a small number of contracts for which it has a commitment to provide relamping and other ongoing services several years after the initial implementation of the project. The Company originally recognized all the revenue and an estimate of the future cost as the project was being implemented. The SEC has required the Company to defer a portion of the revenue and eliminate the reserve for future cost until the relampings actually occur.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompany financial statements for 1999, 1998 and 1997 and accumulated deficit at the beginning of 1997 have been restated to correct the recognition of revenues and expenses discussed above. Beginning accumulated deficit for 1997 has been increased by $480,154 which had no associated tax benefit. The impact of these corrections on the company's financial results as originally reported is summarized below:


                          1999             1999               1998              1998              1997               1997
                  As Originally Filed   As restated    As Originally Filed   As restated   As Originally Filed    As restated
                  -------------------  -------------   -------------------  -------------  -------------------   -------------

Revenues             $  43,557,902     $  44,101,409     $  12,267,148     $  12,445,636       $   9,561,375     $   8,637,724
                     -------------     -------------     -------------     -------------       -------------     -------------
Net loss             $  (6,909,011)    $  (6,477,458)    $  (2,218,482)    $  (2,098,906)      $  (1,388,598)    $  (2,398,202)
                     -------------     -------------     -------------     -------------       -------------     -------------
Loss per share
  basic and diluted  $       (0.39)    $       (0.36)    $       (0.16)    $       (0.16)      $       (0.13)    $       (0.22)
                     =============     =============     =============     =============       =============     =============
Accumulated deficit,
  end of year        $ (26,528,421)    $ (27,467,050)    $ (19,414,842)    $ (20,785,024)      $ (17,147,213)    $ (18,636,971)
                     =============     =============     =============     =============       =============     =============


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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following presents pro forma information as if the April 1, 1999 acquisitions described immediately above occurred on July 1, 1997:

                             Year Ended        Year Ended      Year Ended
                           June 30, 1999     June 30, 1998    June 30, 1997
                           -------------     -------------    -------------

Revenue                    $  45,935,000     $  41,390,000    $  48,802,000
                           =============     =============    =============
Operating Income (Loss)    $  (6,438,000)    $ (10,088,000)   $   2,663,000
                           =============     =============    =============
Net Loss                   $  (6,773,000)    $ (12,631,000)   $  (1,079,000)
                           =============     =============    =============
Basic and Diluted loss
per common share           $       (0.37)    $       (0.92)   $       (0.10)
                           =============     =============    =============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Accounts Receivable

    Accounts Receivable consisted of the following as of June 30, 1999 and 1998:

                                                  1999                1998
                                              ------------        ------------
    Contracts Receivable:
      Completed Contracts                     $    705,561        $    472,590
      Contracts in Progress                      4,077,057           2,382,102

    Trade receivables                            1,324,111             628,529

    Less: Allowance for doubtful accounts          (35,000)            (15,030)
                                              ------------        ------------
     Total                                    $  6,071,729        $  3,468,191
                                              ============        ============


6.  Costs and Estimated Earnings on Uncompleted Contracts

    Costs and estimated earnings on contracts as of June 30, 1999 and 1998, consisted of the following:

                                                  1999                1998
                                              ------------        ------------

    Costs incurred                            $ 28,496,874        $ 11,796,701
    Estimated earnings                           7,477,447           2,234,198
                                              ------------        ------------
                                                35,974,321          14,030,899
    Less:  Billings to date                    (36,310,796)        (15,974,738)
                                              ------------        ------------
                                              $   (336,475)       $ (1,943,839)
                                              ============        ============
    Included in the accompanying
      Balance Sheet under the
      following captions:

      Costs and estimated earnings in
        excess of billings on
        uncompleted contracts                 $  1,109,315        $    944,820

      Billings in excess of costs and
        earnings on uncompleted contracts       (1,445,790)         (2,888,659)
                                              ------------        ------------
                                              $   (336,475)       $ (1,943,839)
                                              ============        ============

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Property and Equipment

    Property and equipment at June 30, 1999 and 1998 consisted of:

                                                              Estimated Useful
                                     1999          1998             Lives
                                 ------------  -----------    ----------------
Office furniture and equipment   $  1,287,071  $    474,915        5-7 years
Land                                   44,000        44,000           -
Building                               80,000        80,000       31.5 years
                                                                Contract life
Water treatment plants                993,517       993,516   (50 to 56 months)
Equipment and tools                   201,832       722,639       7-10 years
Vehicles                               23,674        39,971         5 years
Leasehold improvements                 41,824        42,135       5-20 years
                                 ------------  ------------
                                 $  2,671,918  $  2,397,176

Less: Accumulated Depreciation     (1,258,000)      438,998
                                 ------------  ------------
                                 $  1,413,918  $  1,958,178
                                 ============  ============

     Depreciation expense amounted to $572,465, $258,572 and $187,077 for the years ended June 30, 1999, 1998 and 1997, respectively.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Notes Payable

    Notes payable at June 30, 1999 and 1998, consisted of the following:

                                                     1999             1998
                                                 -----------      -----------
Notes payable, collateralized by utility
incentive payments with interest at 12%          $   440,170      $   723,549

Note payable to a third party, interest
at 12.00% with all unpaid interest and
principal due July 31, 1998 unsecured                      -            7,532

Notes payable with payments upon completion
of certain milestones with interest at 18.%,
past due, secured by accounts receivable
and other assets                                      69,049        1,132,961

Notes payable with payments upon completion
of certain milestones, interest at 12.5% to
18% collateralized by accounts receivable
and other assets                                   2,430,406          669,126

Notes payable with monthly installments
of $1,175 including interest at 10.75%,
maturing August through September 1998,
collateralized by certain automobiles                      -            8,667

Notes payable, non-interest bearing, due
in monthly installments of $1,000, unsecured               -            6,777

Note payable, due in monthly installments
of $200, including interest at 10.75%,
maturing December 1998, collateralized by
certain computer equipment                                 -            1,839

Note payable, due in monthly installments
of $1,631, including interest at 9% maturing
September 1999, unsecured                                  -           22,978
                                                 -----------      -----------
Total notes payable                                2,939,625        2,573,429

Less: Current portion                              2,903,230        2,130,140
                                                 -----------      -----------
Total Long Term Notes Payable                    $    36,395      $   443,289
                                                 ===========      ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Note Payable - related party

     Note payable - related party at June 30, 1999 and 1998 consisted of the following:

                                                     1999             1998
                                                 -----------      -----------
Note payable due on demand to related
party, interest at 12.0% per annum in
1999 and 8% at June 30, 1998                     $   211,914      $   178,329

Note payable due to related party,
interest at 12.0% per annum, due
April 1999                                                 -          290,000
                                                 -----------      -----------
                                                 $   211,914      $   468,329
                                                 ===========      ===========

10.  Accrued expenses and other liabilities

     At June 30, 1999 and 1998, accrued expenses and other liabilities consisted of the following:

                                                     1999             1998
                                                 -----------      -----------

Payroll and related payroll taxes                $   266,798      $   383,910
Accrued job costs                                    305,912          798,476
Accrued utility commitments                          448,497                -
Accrued interest                                      57,858           83,349
Deferred income                                       59,423           60,890
Other accrued liabilities                              5,452          161,917
Consideration related to acquisition                       -          200,000
                                                 -----------      -----------
                                                 $ 1,143,940      $ 1,688,542
                                                 ===========      ===========

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Class A and Class B Common Stock

     Holders of Class A Common Stock are entitled to one vote per share for the election of directors and other corporate matters which shareholders are entitled or permitted to vote. Holders of Class B Common Stock shall not be entitled to vote but are entitled to receive dividends ratably with Class A Common Stock when and as declared by the Board of Directors. As of June 30, 1999 and 1998, there were no shares of Class B Common Stock issued and outstanding.

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

     As of June 30, 1998, the Company had issued and outstanding a total of 952,833 warrants to purchase shares of its Class A Common Stock. The exercise prices range from $0.1875 to $4.00 per share with expiration dates ranging from December 1998 through June 2003.

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

     Also included as of June 30, 1999 are amounts due from affiliates of SYCOM, LLC in the amount of $3,787,473.

     As of June 30, 1998, Notes Receivable -- Shareholders includes receivables with the previous owners of LTS, who are current employees and directors of LTS, in the amount of $180,027. Such loans accrue interest at 10% per annum and are due in March 2003.

     Also included, as of June 30, 1998, are amounts due from affiliates of SYCOM Enterprises, LLC in the amount of $1,155,190. The loan accrues interest at 9.75% per annum, is due on or before June 30, 2006 and is collateralized by certain assets of an affiliate of SYCOM Enterprises, LLC. Additionally, see Note 4.

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

     As of June 30, 1999, the status of the 1993 Plan was as follows:

                          Outstanding        Exercise Price        Exercisable
                            Options            Per Share             Options
                          -----------       ---------------        -----------

July 1, 1996               1,807,483        $0.25 - $5.625          1,395,901
                           =========                                =========

  Options granted          1,508,440        $0.25 - $5.3125
  Options canceled          (816,645)       $0.25 - $0.50
  Options exercised          (42,553)       $0.25 - $0.50
                           ---------

June 30, 1997              2,456,725        $0.24 - $5.3125         1,729,593
                           =========                                =========

  Options granted            880,954        $0.23 - $0.9063
  Options exercised         (206,004)       $0.25 - $0.5000
  Options cancelled         (133,417)       $0.25 - $0.2956
                           ---------

June 30, 1998              2,998,258        $0.23 - $5.3125         1,596,651
                           =========                                =========

  Options granted            394,000        $0.36 - $1.2180
  Options exercised          (75,334)       $0.25 - $0.5000
  Options cancelled         (326,691)       $0.25 - $1.1250
                           ---------

June 30, 1999              2,990,233        $0.23 - $5.3125         1,588,626
                           =========                                =========

     At June 30, 1999, no additional options were available for granting to purchase shares of Class A Common Stock.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of option transactions under the 1993 plan during the years ended June 30, 1999, 1998 and 1997 is as follows:

                                         Weighted-Average
Fixed Options             Shares          Exercise Price
-------------           ---------        ----------------

July 1, 1996            1,807,483          $   0.7573
                        =========
  Granted               1,508,440          $   0.2909
  Exercised               (42,553)         $   0.4628
  Canceled               (816,645)         $   0.4764
                        ---------
June 30, 1997           2,456,725          $   0.5789
                        =========
  Granted                 880,954          $   0.6224
  Exercised              (206,004)         $   0.2752
  Cancelled              (133,417)         $   0.2797
                        ---------
June 30, 1998           2,998,258          $   0.6259
                        =========
  Granted                 394,000          $   0.5364
  Exercised               (75,334)         $   0.3302
  Cancelled              (326,691)         $   0.5289
                        ---------
June 30, 1999           2,990,233          $   0.6326
                        =========

     The weighted average contractual life for all options as of June 30, 1999, was approximately six years, with exercise prices ranging from $0.23 to $5.31.

     Proforma Information

     As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1999, 1998 and 1997 consistent with the provisions of FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                          Year Ended June 30,
                                  1999            1998            1997
                              ------------    ------------    ------------

 Net Loss                     $ (7,093,388)   $ (2,360,441)   $ (2,480,932)
                              ============    ============    ============
 Basic and Diluted Loss Per
 Common Share                 $      (0.38)   $      (0.17)   $      (0.23)
                              ============    ============    ============

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions: expected volatility of 117.83 percent for the year ended June 30, 1999, 116.8 percent for grants during the year ended June 30, 1998,

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     116.9 percent for the year ended June 30, 1997, an expected life of three years for option shares, no dividends would be declared during the expected term of the options, and a risk-free interest rate using the monthly U.S. Treasury T-Strip Rate at the option grant date for fiscal years ended 1999, 1998, and 1997 respectively.

     The weighted-average fair value of stock options granted to employees during the years ended June 30, 1999, 1998 and 1997, was $0.38, $0.36 and $0.19, respectively.

     SYCOM Non Plan Options

     During fiscal year 1999, the Company issued stock options that were not part of the 1993 Plan (the "Non-Plan Options"). The maximum term for Non-Plan Option grants is five years with a maximum vesting period of four years.

     As of June 30, 1999, the status of the Non-Plan Options was as follows:

                            Outstanding      Exercise Price      Exercisable
                              Options          Per Share           Options
                            -----------      --------------      -----------

June 30, 1998                       -                                   -
                              =======                             =======
  Options granted             899,126      $0.3850 - $0.8125      765,126
  Options exercised                 -                                   -
  Options cancelled           (11,000)     $0.4185 - $0.8125            -
                              -------
June 30, 1999                 888,126      $0.3850 - $0.5465      765,126
                              =======                             =======

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  Income Taxes

     Income tax expense for the years ended June 30, 1999, 1998 and 1997 is comprised of the following:

Year ended June 30, 1999        Current       Deferred         Total
  Federal                      $       -     $        -      $       -
  State                            5,500              -          5,500
                               ---------     ----------      ---------
                               $   5,500     $        -      $   5,500
                               =========     ==========      =========

Year ended June 30, 1998        Current       Deferred         Total
  Federal                      $       -     $        -      $       -
  State                            7,500              -          7,500
                               ---------     ----------      ---------
                               $   7,500     $        -      $   7,500
                               =========     ==========      =========

Year ended June 30, 1997        Current       Deferred         Total
  Federal                      $       -     $        -      $       -
  State                            8,500              -          8,500
                               ---------     ----------      ---------
                               $   8,500     $        -      $   8,500
                               =========     ==========      =========

     The actual income tax expense differs from the "expected" tax (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34 percent for each period) as follows:

                                       1999            1998            1997
                                   ------------     ----------      ----------
Amount of expected tax (benefit)   $ (2,200,400)    $ (711,000)     $ (812,500)
Non-deductible expenses                 450,000         13,900           4,400
State taxes, net                          3,600          4,900           5,600
Effect of change in state tax rate            -         27,600              --
Change in valuation allowance for
  deferred tax assets                 1,752,300        672,100         811,000
                                   ============     ==========      ==========
           Total                   $      5,500     $    7,500      $    8,500
                                   ============     ==========      ==========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The components of the net deferred tax asset recognized as of June 30, 1999 and 1998, are as follows:

                                                 1999              1998
                                             ------------      ------------
Current deferred tax assets (liabilities):
  Litigation settlement accrual              $      6,800      $     16,000
  Vacation accrual                                 70,100            44,400
  Inventory reserve                                26,200             6,000
  Deferred Revenue                                602,600           645,600
  Book compensation on issuance of
    stock options                                       -             7,600
  Allowance for doubtful accounts                  14,400             6,000
  Other                                               800               600
                                             ------------      ------------
                                                  720,900           726,200
  Valuation allowance                            (720,900)         (726,200)
                                             ------------      ------------
    Net current deferred tax asset           $          -      $          -
                                             ============      ============

                                                 1999              1998
                                             ------------      ------------
Long-Term deferred tax assets (liabilities):
  Net operating loss carryforwards           $  7,865,500      $  6,943,200
  Goodwill due to difference in
    amortization                                1,202,100           453,300
  Depreciation                                        700          (137,100)
  Capital loss carryforward                             -                 -
  Alternative minimum tax credit                   11,200            11,200
  Other                                               900               800
                                             ------------      ------------
                                                9,080,400         7,271,400
  Valuation allowance                          (9,080,400)       (7,271,400)
                                             ------------      ------------
    Net current deferred tax asset           $          -      $          -
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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                                                   ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Total  rent  expense,   including  month-to-month  equipment  rentals,  was
     $467,000, $202,000 and $272,641 in 1999, 1998 and 1997, respectively.

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

     Ongoing Maintenance for Water Treatment Plants

     OES has two contracts with Western Resources whereby OES constructed and maintains equipment for supplying demineralized water for boiler makeup water at Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OES is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OES is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident. There have been no damage occurrences since the inception of both contracts and management believes the likelihood of any future loss to be remote.

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

     Litigation

     In October 1998, Energy Conservation Consultants, Inc. ("ECCI"), a Louisiana-based company, filed a suit (United States District Court, Eastern District of Louisiana, Case No. 98-2914) against OES alleging breach of contract in connection with one of the Company's projects. The suit seeks reimbursement for expenses allegedly incurred by ECCI in the preparation of an audit and lost profits. Discovery is ongoing and

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     management is continuing its attempts to settle the matter, including through mediation; however, no agreement has been reached. A continuance has been granted and trial now is set for the year 2000.

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

     Additionally, see Note 20.

     Sale or Disposal of Subsidiaries

     Subsequent to its fiscal year end, the Company decided to explore the sale or disposition of its interests in the lighting contracting subsidiaries, namely, LTS, REEP and ERSI. As a result of this decision, the Company recorded a reserve on the disposition of the combined entities of $1,010,000 at June 30, 1999. Further, the assets and liabilities of these entities have been reclassified to the category liabilities in excess of assets held for sale.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amounts included in the financial statements as of June 30, 1999 consisted of the following:

     ASSETS:
       Accounts receivable                                   $ 1,192,880
       Cost and estimated earnings in excess of
         billings on uncompleted contracts                        87,924
       Property and equipment, net                                54,335
       Other assets                                              467,066
                                                             -----------
         Total assets                                          1,802,205
                                                             -----------
     LIABILITIES:
       Accounts payable                                      $ 1,192,481
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                       318,696
       Accrued expenses and other liabilities                    526,889
                                                             -----------
         Total liabilities                                     2,038,066
                                                             -----------
           Liabilities in excess of assets held for sale     $   235,861
                                                             ===========

     Total revenues generated by these subsidiaries were $7,704,000 and $233,000 for the years ended June 30, 1999 and 1998, respectively. Income (loss) before taxes for these subsidiaries was ($1,392,000) and $19,000 for the years ended June 30, 1999 and 1998, respectively.

16.  Defined Contribution Plan

     The Company sponsors a 401(k) defined contribution plan, which covers substantially all employees. Company matching contributions are determined annually at the discretion of management and vest at the rate of 20 percent per year of employment. For the current year, the company match was 75 percent of the employee contribution up to 6 percent of their annual salary. During the years ended June 30, 1999, 1998 and 1997, the Company's matching contribution expense was $83,046, $53,480 and $43,088, respectively. The Company match was in the form of Class A Common Stock issued to the plan's fiduciary. Shares issued in matching were 266,331, 49,912 and 48,562 for the fiscal years 1999, 1998 and 1997, respectively.

17.  Significant Customers

     Revenues from the three largest customers accounted for 34 percent (16 percent, 11 percent and 9 percent each) of total revenues in fiscal 1999, and revenues from three other customers accounted for 31percent (11 percent, 10 percent, 10 percent each) of total revenues in fiscal 1998. Revenues from three other customers accounted for 32 percent (10%, 9%, 13% each) of total revenues in fiscal year 1997.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Concentration of Credit Risk

     The Company operates in one industry segment, energy consulting services. The Company's customers generally are located in the United States.
     Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

     At June 30, 1999, accounts receivable totaled $6,071,729, and the Company has provided an allowance for doubtful accounts of $35,000. At June 30, 1998, accounts receivable totaled $3,468,191 and the Company had provided an allowance for doubtful accounts of $15,030.

     For the years ended June 30, 1999, 1998 and 1997, bad debts totaled $123,000, $30,000 and $37,000 respectively. The Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

     At June 30, 1999, the Company maintained cash balances with a commercial bank, which were approximately $387,000 in excess of FDIC insurance limits.

19.  Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's or its suppliers' and customers' computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that substantially all software applications currently being used for the financial and operational systems have adequately addressed any year 2000 issues. All hardware systems have been assessed and plans have been developed to address systems modification requirements. The costs incurred to date related to its Year 2000 activities have not been material to the Company, and based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial position. Any risks the Company faces are expected to be external to ongoing operations. The Company has numerous alternative vendors for critical supplies, materials and components. Current vendors and subcontractors who have not adequately prepared for the year 2000 can be substituted in favor of those that have prepared.

20.  Subsequent Events (unaudited)

     In November 1999, the sale of LTS was completed and resulted in an actual loss of approximately $651,000. The Company had established a reserve for loss on this sale of $1,010,000 as of June 30, 1999.

     The company shut down the operation of REEP during its third fiscal quarter and it continues to examine options with regards to ERSI.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In February 2000, the Company sold the assets of OMS at a loss of approximately $37,000. Concurrent with the closing of the asset sale, OES was reduced to one employee and its operations became limited to the operation of two industrial water plants in Kansas.

     Since the close of the Sycom transaction in June 1998, Onsite has experienced significant losses and as a result has been unable to provide sufficient loans to SYCOM Corporation to enable SYCOM Corporation and its affiliate, SYCOM Enterprises, L.P. ("SYCOM LP"), to make the requisite payments on a previous loan from Public Service Conservation Resources Corporation ("PSCRC") to SYCOM LP. PSCRC has given a notice to SYCOM Corporation and SYCOM LP alleging a default by SYCOM LP under its agreements with PSCRC. Onsite's notice to SYCOM Corporation of the termination of the Sale and Noncompetition Agreement, given in accordance with Onsite's rights under that Agreement, is a result of the PSCRC default notice and Onsite's continuing losses. Onsite, however, will retain the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since. In connection with the termination, S. Lynn Sutcliffe resigned as the President of Onsite.

     The Company will maintain its subsidiary, SO Corporation, for the purpose of completing several long-term construction projects as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V located primarily on the East Coast. Efforts by SO Corporation to develop any new business in this region will cease as of June 30, 2000.

     In the fiscal year ended June 30, 1999, SO Corporation accounted for approximately $20 million in revenues and approximately $3.7 million in gross margin. In addition, SO Corporation had approximately $5.4 million in S,G&A expenses. It is anticipated that the revenue and margin contribution will be substantially less in the fiscal year ended June 30, 2000 and that all revenue and expense amounts will continue to decline in future years.

     As a result of the disposition of subsidiaries and the decision to terminate its arrangement with Sycom, the Company has been reduced to essentially how it existed at the end of the fiscal year 1997. The Company has become a smaller ESCO, without as broad a national exposure as it had over the course of the last two fiscal years. The Company, as it exists today, will generate significantly less in revenues and expenses than it had generated in fiscal 1999 and what is expected in the fiscal year ending June 30, 2000.

     Pursuant to the Certificate of Designations for the Series C Convertible Preferred Stock (the "Series C Stock"), each holder of Series C Stock is entitled, when and as declared by the Board of Directors of the Company and out of any funds legally available therefore to an annual dividend at the rate of 9.75 percent of the liquidation preference ($5 per share), which dividend is payable quarterly. All of the issued and outstanding shares of Series C Stock are held by Westar Capital, Inc. ("Westar"). Under the Certificate of Designations if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors.

     Dividends were declared and paid as required for each of the quarters through April 15, 1999. While the Board has authorized the payment of dividends to the extent such declaration and payment is allowed under applicable Delaware corporate law, under Delaware law, dividends on the Series C Stock could not be declared and paid as required on July 15, 1999, October 15, 1999, January 15, 2000 or April 15, 2000. In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock) and the April 15, 2000, dividend ($81,040 cash dividend) requirements. The amounts waived were 16,208 shares of Series C stock related to the October 15, 1999, dividend and $83,015 in cash dividends related to the January 15, 2000, dividend.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Litigation update. In June 1999, a former officer of the Company (July 1998 through October 1998) filed a suit (Superior Court of the State of California, County of San Diego, North County Branch, Case No. N081711) alleging fraud, negligence and wrongful discharge in connection with his employment termination in October 1998. The Company settled this matter in April 2000.

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

     The settlements of the two matters discussed above were immaterial.

     In November 1999, Independent Energy Services, Inc. ("IES"), a subcontractor to the Company, filed a suit (United States District Court, District of New Jersey, Case No. 99-5159 (AET)) against the Company and three of its directors and officers alleging breach of contract and related causes of action in connection with one of the Company's projects. The suit seeks payment of monies ($434,234) allegedly due under a subcontract, as well as consequential damages, interest and costs of suit. In January 2000, IES filed a second action (Superior Court of New Jersey, Morris County, Docket No. L-214-00) against the Company and two of its directors and officers alleging similar breach of contract and related causes of action in connection with another of the Company's projects. This suit seeks payment of monies ($710,562) allegedly due under a subcontract, as well as consequential damages, interest and costs of suit. The Company has filed its answers in both actions, which included counterclaims alleging, among other things, that IES breached the applicable subcontracts by failing to comply with their respective terms.

     Additionally, in January 2000, EUA Cogenex Corporation ("Cogenex") filed a suit (United States District Court, District of Massachusetts, Case No. 00-10128) alleging, among other things, breach of contract in connection with a Forbearance Agreement entered into by the Company and Cogenex. The Company negotiated a settlement of this matter that involves the execution and filing of an amended standstill order and a stipulated judgment if the Company fails to make certain agreed-upon payments to Cogenex.

     In March 2000, Powerweb Technologies, Inc., a subcontractor to ERSI, filed an action (Superior Court of New Jersey, Law Division, Essex County, Docket No. ESX-L-2071-00) against ERSI and the Company alleging breach of contract and related causes of action in connection with one of the Company's projects. The suit seeks payment of monies ($121,800) allegedly due under subcontracts, as well as interest, costs of suit and punitive damages. Because the subcontracts contain arbitration provisions requiring that any disputes between the parties be settled by binding arbitration, the Company has filed a motion to dismiss the action. The Company and ERSI are making efforts to settle this matter; however, no settlement agreement has been reached.

     In April 2000, the Company was served with two separate actions by General Accident Insurance Company of America (Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-93-00 and Superior Court of New Jersey, Law Division, Morris County, Docket No. L-214-00) against the Company and other parties alleging breach of contract and related actions in connection with one of the Company's projects. The actions seek indemnification (in the amount of $710,562) allegedly owed under an indemnity agreement executed by the Company, plus interest, costs and other damages. The Company has filed its answers in both actions. Additionally,

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     in May 2000, D. Falasca Plumbing, Heating, Cooling, Inc., a subcontractor to the Company on this project, filed certain cross-claims against the Company in the above actions alleging breach of contract and related causes of actions in connection with this project. The cross-claims seek payment of monies ($757,337) allegedly owed under certain agreements, including a subcontract, plus interest, costs of suit and other alleged damages. The Company was served with copies of these claims in late May and early June 2000, and is in the process of preparing its responsive pleadings.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  Restated Quarterly Financial Statements (unaudited)

    The Company was required to restate previously issued financial statements (additionally, see note 3) for a change in the timing of the recording of certain revenue and expense items. The impact of these corrections on company's financial results for the quarters in the fiscal years ending June 30, 1998 and 1999 is summarized below:



                                                              Three month periods ended,

                                          September 30,    September 30,      December 31,      December 31,
                                               1997            1998               1997              1998
                                          ------------     ------------       ------------      ------------

Revenues                                  $  2,184,918     $  9,312,759       $  3,250,691      $  9,314,702
Utility Revenue                                 97,509          141,668             97,509           141,668
                                          ------------     ------------       ------------      ------------
  Total Revenues                             2,282,427        9,454,427          3,348,200         9,456,370
Cost of sales                                1,575,806        7,902,823          2,544,083         7,767,131
                                          ------------     ------------       ------------      ------------
  Gross margin                                 706,621        1,551,604            804,117         1,689,239

Selling, general, and administrative
  expenses                                     596,047        2,982,080          1,096,902         3,021,839
                                          ------------     ------------       ------------      ------------
  Operating income (loss)                      110,574       (1,430,476)          (292,785)       (1,332,600)

Other income (expense)                         (30,201)         (72,142)           (22,004)          (66,510)
                                          ------------     ------------       ------------      ------------
Income (loss) before provision for
  income taxes                                  80,373       (1,502,618)          (314,789)       (1,399,110)

Provision for income taxes                       6,738                -              5,499                 -
                                          ------------     ------------       ------------      ------------
Net income (loss)                         $     73,635     $ (1,502,618)      $   (320,288)     $ (1,399,110)
                                          ============     ============       ============      ============
Net income (loss) allocated to
  common stockholders                     $     73,635     $ (1,528,193)      $   (320,288)     $ (1,449,478)
                                          ============     ============       ============      ============
Basic income (loss) per common share      $       0.01     $      (0.08)      $      (0.02)     $      (0.08)
                                          ============     ============       ============      ============
Diluted income (loss) per common share    $       0.01     $      (0.08)      $      (0.02)     $      (0.08)
                                          ============     ============       ============      ============
Weighted average shares outstanding -
  basic                                     10,944,172       18,295,536         13,519,572        18,488,514
                                          ============     ============       ============      ============
Weighted average shares outstanding -
  diluted                                   10,944,172       18,295,536         13,519,572        18,488,514
                                          ============     ============       ============      ============


                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Three month periods ended,

                                             March 31             March 31
                                               1998                 1999
                                          --------------       --------------
Revenues                                   $  3,399,765         $ 12,626,593
Utility Revenue                                  97,509              141,668
                                           ------------         ------------
Total Revenue                                 3,497,274           12,768,261
                                           ------------         ------------
Cost of sales                                 2,666,717            9,309,107
                                           ------------         ------------
  Gross margin                                  830,557            3,459,154

Selling, general, and administrative
  expenses                                    1,185,266            2,950,054
                                           ------------         ------------
  Operating income (loss)                      (354,709)             509,100

Other income (expense)                          (69,727)             (26,425)
                                           ------------         ------------
Income (loss) before provision for
  income taxes                                 (424,436)             482,675

Provision for income taxes                            -                    -
                                           ------------         ------------
Net income (loss)                          $   (424,436)        $    482,675
                                           ============         ============
Net income (loss) allocated to common
  stockholders                             $   (448,811)        $    431,079
                                           ============         ============
Basic income (loss) per common share       $      (0.03)        $       0.02
                                           ============         ============
Diluted income (loss) per common share     $      (0.03)        $       0.02
                                           ============         ============
Weighted average shares outstanding          14,714,361           18,537,128
                                           ============         ============
Weighted average shares outstanding          14,714,361           22,567,490
                                           ============         ============