Form 10QSB
period 2000-03-31
ONSITE ENERGY CORP
filed 2000-06-23
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB


(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No___X___

The number of Class A common stock, $0.001 par value, outstanding as of June 22, 2000 is 18,049,265.

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                 March 31, 2000
                                   (Unaudited)


ASSETS

Current Assets:
  Cash                                                             $     79,267
  Accounts receivable, net of allowance for
    doubtful accounts of $31,000                                      2,273,767
  Capitalized project costs                                              70,327
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                   797,178
  Assets held for sale                                                  707,894
  Other assets                                                           55,725
                                                                   ------------
     TOTAL CURRENT ASSETS                                             3,984,158

  Cash-restricted                                                           779
  Property and equipment, net of accumulated
    depreciation and amortization $1,197,000                            843,433
  Other assets                                                           52,745
                                                                   ------------
     TOTAL ASSETS                                                  $  4,881,115
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                    $  1,490,296
  Accounts payable                                                    7,881,094
  Billings in excess of costs and
    estimated earnings on uncompleted contracts                       1,533,761
  Accrued expenses and other liabilities                                587,231
                                                                   ------------
     TOTAL CURRENT LIABILITIES                                       11,492,382

Long-Term Liabilities:
  Deferred Income                                                       766,510
                                                                   ------------
     TOTAL LIABILITIES                                               12,258,892
                                                                   ------------
Commitments and contingencies

Shareholders' Equity (Deficit):
  Preferred Stock, Series C, 842,500 shares authorized,
    649,120 issued and outstanding
    (Aggregate $3,245,600 liquidation preference)                           649
  Preferred Stock, Series D, 157,500 shares authorized,
    issued and outstanding and held in escrow                                 -
  Preferred Stock, Series E, 50,000 shares authorized,
    issued and outstanding                                                   50
  Common Stock, $.001 par value, 24,000,000 shares authorized:
    Class A common stock, 23,999,000 shares authorized,
      18,739,265 issued and outstanding                                  18,739
    Class B common stock, 1,000 shares authorized, none issued
      and outstanding                                                         -
    Additional paid-in capital                                       27,358,174
    Notes receivable - stockholders                                  (3,733,142)
    Accumulated deficit                                             (31,022,247)
                                                                   ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            (7,377,777)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $  4,881,115
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)






                                           Three Months Ended March 31,       Nine Months Ended March 31,
                                             2000               1999             2000             1999
                                         -------------     --------------   --------------   --------------

Revenues                                 $   2,810,630     $   12,626,593   $   14,715,708   $   31,254,053
Utility Revenues                               207,604            141,668        1,109,950          425,004
                                         -------------     --------------   --------------   --------------
  Total revenues                             3,018,234         12,768,261       15,825,658       31,679,057

Cost of sales                                1,631,288          9,309,107       10,992,254       24,979,061
                                         -------------     --------------   --------------   --------------
    Gross margin                             1,386,946          3,459,154        4,833,404        6,699,996

Selling, general, and administrative
  expenses                                   2,019,491          2,691,633        7,166,465        8,139,931
Depreciation and amortization expense          128,108            258,421          402,981          814,044
Recovery of reserve provided for sale
   or disposal of subsidiary                         -                  -         (358,670)               -
Loss on disposition of subsidiary               72,520                  -           72,520                -
                                         -------------     --------------   --------------   --------------
     Operating income (loss)                  (833,173)           509,100       (2,449,892)      (2,253,979)
                                         -------------     --------------   --------------   --------------
Other income (expense):
   Interest expense                            (57,634)           (56,766)        (250,952)        (261,467)
   Interest income                                 272             30,341           26,277           96,390
                                         -------------     --------------   --------------   --------------
     Total other expense                       (57,362)           (26,425)        (224,675)        (165,077)
                                         -------------     --------------   --------------   --------------
Income (loss) before provision for
  income taxes                                (890,535)           482,675       (2,674,567)      (2,419,056)

Provision for income taxes                       2,858                  -            6,658                -
                                         -------------     --------------   --------------   --------------
Net income (loss)                        $    (893,393)    $      482,675   $   (2,681,225)  $   (2,419,056)
                                         =============     ==============   ==============   ==============
Net income (loss) allocated to common
  shareholders                           $    (981,108)    $      431,079   $   (3,531,702)  $   (2,546,394)
                                         =============     ==============   ==============   ==============
Income (loss) per common share - basic:  $       (0.05)    $         0.02   $        (0.19)  $        (0.14)
                                         =============     ==============   ==============   ==============
Income (loss) per common share - diluted:            *     $         0.02                *                *
                                         =============     ==============   ==============   ==============
Weighted average number of shares
   used in per common share calculation
   - basic                                  18,033,932         18,537,128       18,218,903       18,433,065
                                         =============     ==============   ==============   ==============
Weighted average number of shares
   used in per common share calculation
   - diluted:                                        *         22,567,490                *                *
                                         =============     ==============   ==============   ==============


*Not applicable as effect would be anti-dilutive


The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                  Condensed Consolidated Statement of Cashflows
                                   (Unaudited)


                                                                    Nine Months Ended March 31,
                                                                       2000              1999
                                                                   ------------      ------------

Cash flows from operating activities:

Net loss                                                           $ (2,681,225)     $ (2,419,056)
Adjustments to reconcile net loss to net cash (used in)
  operating activities:
    Amortization of excess purchase price over net assets
      acquired                                                                -           376,793
    Loss on sale of assets                                               72,520                 -
    Provision for bad debts                                              (4,000)           90,000
    Depreciation                                                        402,981           437,251
    Recovery of reserve provided for sale or disposal of
      subsidiaries                                                     (358,670)                -
    Non-cash Compensation related to stock issuancce                     47,500                 -
    Non-cash Compensation related to stock issued to 401k                46,283                 -
(Increase) decrease:
    Accounts receivable                                               3,720,472        (3,125,213)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                             307,551        (1,542,681)
    Inventory                                                             6,411           (10,803)
    Other assets                                                        (11,018)          139,877
    Capitalized project costs                                          (366,255)          131,720
    Cash-restricted                                                     147,059            24,141
Increase (decrease):
    Accounts payable                                                 (1,006,972)        5,201,100
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                             136,998                 -
    Accrued expenses and other liabilities                             (730,231)         (478,676)
    Deferred income                                                    (154,607)          (31,735)
                                                                   ------------      ------------
      Net cash  (used in) operating activities                         (425,203)       (1,207,282)
                                                                   ------------      ------------
 Cash flows from investing activities:
    Purchases of property and equipment                                 (29,250)          (63,670)
    Loans to shareholders                                                46,699        (1,837,394)
    Proceeds from sale of assets                                        296,697                 -
                                                                   ------------      ------------
      Net cash provided by (used in) investing activities               314,146        (1,901,064)
                                                                   ------------      ------------
 Cash flows from financing activities:
    Proceeds from issuance of preferred stock                         1,000,000         2,000,000
    Proceeds from exercise of stock options                                   -            23,479
    Proceeds from borrowings, net                                       152,942           153,634
    Repayment of notes payable - related party                         (211,914)         (178,266)
    Repayment of notes payable                                       (1,651,112)         (404,766)
                                                                   ------------      ------------
      Net cash provided by (used in) financing activities              (710,084)        1,594,081
                                                                   ------------      ------------
 Net decrease in cash                                                  (821,141)       (1,514,265)

 Cash, beginning of period                                              900,408         2,093,006
                                                                   ------------      ------------
 Cash, end of period                                               $     79,267      $    578,741
                                                                   ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   As  contemplated  by  the  Securities  and  Exchange  Commission under
          Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation dba ONSITE SYCOM Energy Corporation (the "Company") as of and for the year ended June 30, 1999 (as the same has been amended) and all other subsequent filings. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2: The consolidated balance sheet as of March 31, 2000, and the consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 2000 and 1999, represents the financial position and results of operations of the Company and are not necessarily indicative of the results that will be achieved for the entire fiscal year.

NOTE 3: Financial Statement Restatement. The Company had previously been corresponding with the SEC regarding the Company's Form 10-KSB for the year ended June 30, 1998. In response to information submitted by the Company, on December 3, 1999, the SEC sent a comment letter directing the Company to restate its financial statements for each of the last three fiscal years ended June 30, 1999, 1998, and 1997 as well as for the quarter ended September 30, 1999. The restatement is the result of a review of the Company's accounting policies as it related to the timing of the recognition of revenues and expenses.

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

          The  following   table   presents  the  statements  of  operations  as
          originally filed and as amended for the three and nine month periods ended March 31, 1999:



                                                    Three Months Ended                          Nine Months Ended
                                                      March 31, 1999                              March 31, 1999

                                          As Originally Filed       As Restated       As Originally Filed      As Restated
                                          -------------------      -------------      -------------------      ------------
Revenues                                     $ 12,632,384          $ 12,768,261           $ 31,271,427         $ 31,679,057
                                             ============          ============           ============         ============
Net income (loss)                            $    374,787          $    482,675           $ (2,742,720)        $ (2,419,056)
                                             ============          ============           ============         ============
Net income (loss per share) - basic          $       0.02          $       0.02           $      (0.16)        $      (0.14)
                                             ============          ============           ============         ============
Net income (loss per share) - diluted        $       0.02          $       0.02                      -                    -
                                             ============          ============           ============         ============

*Not applicable as effect would be anti-dilutive

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1999 (as the same has been amended). Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Background

The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and aggregation services. The Company also provides professional consulting services in the areas of direct access planning, market assessment, business strategies, public policy analysis, and engineering and development services. The Company has been accredited by the National Association of Energy Service Companies. It is the Company's mission to save its customers money and improve the quality of the environment through independent energy solutions.

As of June 30, 1999, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and a negative shareholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's plan for dealing with these issues.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc., and subsequently renamed Onsite Energy Services, Inc. ("OES"). OES previously provided utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. However, as a result of the February 2000, sale of substantially all of the assets of Onsite/Mid-States, Inc. ("OMS"), a wholly-owned subsidiary of OES, and the loss of certain key employees of OES in connection with that transaction, all as discussed in detail below, OES currently focuses primarily on industrial water services.

In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc. through its newly-formed subsidiary, OMS. OMS provides specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. In February 2000, OMS completed a transaction to sell substantially all of the assets of OMS to a private buyer in exchange for $300,000 cash plus uncollected earnings on existing projects that were transferred as part of the assets. As part of the transaction, all of the employees of OMS and certain key employees of OES ceased employment with OMS and/or OES, as applicable, and began employment with the buyer.

In April 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation, to facilitate the development and acquisition of potential projects in Panama and Latin America. There has been no financial activity in this subsidiary since its inception.

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to other energy services companies primarily in Southern California. Effective September 30, 1999, the Company sold 95 percent of its interest in LTS. In exchange for the shares of LTS, the Company received the 690,000 shares of the Company's Class A Common Stock that it originally had issued in connection with the acquisition of LTS, as well as a 10 year non-interest bearing note for approximately $936,000, which may be repaid by LTS by providing lighting services to the Company. The Company incurred a loss of approximately $652,000 as a result of the sale. In addition, the note has been fully reserved due to uncertainty surrounding its recoverability.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC ("SYCOM LLC"), through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SYCOM LLC was also an ESCO with customers primarily on the East Coast of the United States.

Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets and certain liabilities of REEP, Inc. REEP provides residential energy services while ERSI is a commercial lighting contractor. In the fiscal first quarter, the Company made a decision to explore the sale or disposition of its lighting subsidiaries. Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Since the close of the SYCOM transaction in June 1998, Onsite has experienced significant losses and as a result has been unable to provide sufficient loans to SYCOM Corporation to enable SYCOM Corporation and its affiliate, SYCOM Enterprises, L.P. ("SYCOM LP"), to make the requisite payments on a previous loan from Public Service Conservation Resources Corporation ("PSCRC") to SYCOM LP. PSCRC has given a notice to SYCOM Corporation and SYCOM LP alleging a default by SYCOM LP under its agreements with PSCRC. The Company has given notice to SYCOM Corporation of the termination of the Sale and Noncompetition Agreement, given in accordance with the Company's rights under that Agreement, as a result of the PSCRC default notice and the Company's continuing losses. The

Company, however, will retain the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since that date. In connection with the notice of termination, S. Lynn Sutcliffe resigned as the President of the Company.

The Company will maintain its subsidiary, SO Corporation, for the purpose of completing several long-term construction projects as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V for projects primarily located on the East Coast. Efforts by SO Corporation to develop any new business in this region will cease as of June 30, 2000.

In the fiscal year ended June 30, 1999, SO Corporation accounted for approximately $20,000,000 in revenues and approximately $3.700,000 in gross margin. In addition, SO Corporation had approximately $5.400,000 in selling, general and administrative expenses (`S,G&A"). It is anticipated that the revenue, margin contribution and S,G & A will be substantially less in the fiscal year ended June 30, 2000, and that all revenue and expense amounts will continue to decline in future years.

As a result of the disposition of subsidiaries and the decision to terminate its arrangement with SYCOM, the size of the Company has been reduced to essentially how it existed at the end of the fiscal year 1997. The Company has become a smaller ESCO, without as broad a national exposure as it had over the course of the last two fiscal years. The Company, as it exists today, will generate significantly less in revenues and expenses than it had generated in fiscal 1999 and what is expected in the fiscal year ending June 30, 2000.

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

Dividends were declared and paid as required for each of the quarters through April 15, 1999. While the Board has authorized the payment of dividends to the extent such declaration and payment is allowed under applicable Delaware corporate law, under Delaware law, dividends on the Series C Stock could not be declared and paid as required on July 15, 1999, October 15, 1999, January 15, 2000 or April 15, 2000. In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and the January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The
Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock) and the April 15, 2000 dividend ($81,040 cash dividend) requirements. The amounts waived were 16,208 shares of Series C stock related to the October 15, 1999 dividend and $83,015 in cash dividends related to the January 15, 2000 dividend.

Results of Operations

In order to perform parallel nine and three month comparisons, the activity from certain subsidiaries had to be eliminated from each fiscal year. The after elimination comparisons exclude the activity of LTS, REEP and ERSI from consolidated balances for the nine and three months ended March 31, 2000.

Nine months  ended March 31,  2000  compared to the nine months  ended March 31,
1999

Revenues for the nine month period ended March 31, 2000 were $15,825,658 compared to $31,679,057 for the same period in 1999, a decrease of $15,853,399, or 50.04 percent. After the elimination of amounts related to the subsidiaries identified above, revenues for the nine month period ended March 31, 2000 were $11,462,876, compared to $23,549,022 for the same period in 1999 The decrease of $12,086,146, or 51.32 percent, was primarily due to the 46.98 percent decrease in revenue recognized on long term construction contracts at SO Corporation.

Cost of sales for the nine months ended March 31, 2000 was $10,992,254 compared to $24,979,061 for the nine months ended March 31, 1999, a decrease of $13,986,807, or 55.99 percent. After eliminations of cost of sales from the identified subsidiaries, cost of sales were $8,180,489 for the nine months ended March 31,2000, compared to $17,772,285 for the comparable period in 1999. The decrease of $9,591,796, or 53.97 percent, was primarily due to the decrease in the long term construction contracts from So Corporation as mentioned above.

Gross margin for the nine month period ended March 31, 2000 was $4,833,404 (30.54 percent of revenues), compared to $6,699,996 (21.15 percent of revenues) for the nine month period ended March 31, 1999. The increase in gross margin as a percentage of sales was the result of several contracts in the nine months ended March 31, 1999 with lower than historical margins as well as lower than typical margins at LTS. After the elimination of subsidiaries not included in both periods, the gross margin for the nine month period ended March 31, 2000 was $3,282,387 (28.63 percent of revenues), compared to $5,776,737 (24.53 percent of revenues) for the nine month period ended March 31, 1999.

Selling, general and administrative ("SG&A") expense for the nine months ended March 31, 2000 was $7,166,465 compared to $8,139,931 for the nine months ended March 31, 1999, a decrease of $973,466, or 11.96 percent. After the elimination of SG&A expenses of the identified subsidiaries, SG&A expenses were $5,801,934 for the nine months ended March 31, 2000, compared to $7,309,265 for the same period on the previous year, a decrease of $1,507,331, or 20.62 percent. This decrease is primarily attributable to the ongoing attempt by management to reduce SG&A costs, including reduction in personnel and locations, among other things.

Goodwill amortization and depreciation expense for the nine months ended March 31, 2000 was $402,981, compared to $814,044 for the comparable period in the previous year, a decrease of $411,063, or 50.50 percent. After the elimination of the identified subsidiaries, goodwill amortization and depreciation expenses for the nine months ended March 31, 2000 were $390,702, compared to $581,727 for the comparable period last year. The primary reason for the decrease was due to the elimination of amortization of goodwill for SO Corporation resulting from the write-off of the remaining goodwill at the fiscal year ended June 30, 1999.

Recovery of reserve provided for sale or disposal of subsidiary was a reduction in operating loss (income) of $358,670 for the three months ended September 30, 1999 and is a non recurring item relating specifically to the sale of 95 percent of the Company's interest in LTS. The Company had decided on exploring options for the sale of LTS, and at that time established a reserve for possible loss of $1,010,000 based upon estimates derived from the facts that existed prior to entering into a definitive agreement for sale. The ultimate sale resulted in a loss of approximately $651,000.

Loss on disposition of subsidiary in the amount of $72,520 is the result of selling substantially all of the assets of OMS for less than the carrying value of the assets.

Net other expense for the nine months ended March 31, 2000 was $224,675, compared to a net other expense of $165,077 for the nine month period ended March 31, 1999, an increase of $59,598, or 36.10 percent. After the elimination of the activity of the identified subsidiaries, net other expense was $227,464, compared to $100,252 for the same period in 1999, an increase of $127,212, or
126.89 percent. The increase is due to a reduction in interest income charged to related parties in the current year.

Net loss for the nine months ended March 31, 2000 was $2,681,225, or $0.19 loss per share, compared to net loss of $2,419,056, or $0.14 loss per share for the same period in 1999. After the elimination of revenues and expenses from the identified subsidiaries, net loss for the six month period ended March 31, 1999 was $3,300,861, compared to $2,220,015 for the comparable period in 1999.

Three months ended March 31, 2000 compared to the three months ended March 31, 1999

Revenues for the three month period ended March 31, 2000 were $3,018,234, compared to $12,768,261 for the three month period ended March 31, 1999 a decrease of $9,750,027, or 76.36 percent. In order to perform a parallel comparison, revenues and expenses of the identified subsidiaries were eliminated. After eliminations of these subsidiaries, revenues for the three month period ended March 31, 2000 were $3,191,882, compared to $11,276,626 for the same period in 1999, a decrease of $8,084,744, or 71.69 percent. This decrease is primarily attributable to the decrease in revenue on long term construction contracts at SO Corporation of $8,145,270.

Cost of sales for the three month period ended March 31, 2000 were $1,631,288, compared to $9,309,107 for the same period ended March 31, 1999, a decrease of $7,677,819, or 82.48 percent. After the elimination of the activity from the identified subsidiaries, the cost of sales for the three month period ended March 31, 2000 were $1,732,737, compared to $7,955,216 for the comparable period in 1999, a decrease of $6,222,479, or 78.22 percent. This decrease is primarily attributable to the decline in revenues on long term construction contracts at SO Corporation as mentioned above.

Gross margin for the three months ended March 31, 2000, was $1,386,946 (45.95 percent of revenues), compared to $3,459,154 (27.09 percent of revenues) for the three months ended March 31, 1999. After the elimination of revenues and cost of sales of the identified subsidiaries, gross margin was $1,459,145 (45.71 percent of revenues) for the three months ended March 31, 2000, compared to $3,321,410 (29.45 percent of revenues) for the comparable period in the previous year. The increase as percentage of revenue was primarily the result of a concentration on consulting projects in the quarter ended March 31, 2000, which generally have higher gross margins.

SG&A expense was $2,019,491 for the three months ended March 31, 2000, compared to $2,691,633 for the three months ended March 31, 1999, a decrease of $672,142, or 24.97 percent. After the elimination of SG&A expense from the identified subsidiaries, SG&A expense was $2,031,351 for the three month period ended March 31, 2000, compared to $2,410,942 for the comparable period in the previous year, a decrease of $379,591, or 15.74 percent. The decrease was the result of efforts to reduce SG&A expenses through a reduction in personnel and locations, among other things.

Goodwill amortization and depreciation expense for the quarter ended March 31, 2000 was $128,108, compared to $258,421 for the comparable quarter in the previous year, a decrease of $130,313, or 50.43 percent. After the elimination of the identified subsidiaries, goodwill amortization and depreciation expense for the three months ended March 31, 2000 was $128,108, compared to $183,422 for the comparable period last year, a decrease of $55,314, or 30.16 percent. The primary reason for the decrease was due to the elimination of amortization of goodwill for SO Corporation resulting from the reduction of the remaining goodwill at the fiscal year ended June 30, 1999.

Net other expense was $57,362 in the three months ended March 31, 2000, compared to net other expense of $26,425 for the three month period ended March 31, 1999, an increase of $30,937, or 117.07 percent. After the elimination of net other income and expense from the identified subsidiaries, net other expense was $58,562 for the three months ended March 31, 2000, compared to net other income of $34,955 for the same period in 1999, an increase of $93,517. The change from period to period was primarily attributable to interest income on related party notes receivable in the previous year periods.

Net loss for the three months ended March 31, 2000 was $893,393, or $0.05 loss per share, compared to net income of $482,675, or $0.02 income per share. After the elimination of revenues and expenses of the identified subsidiaries, net loss for the quarter ended March 31, 2000 was $834,202, compared to net income of $756,492 for same period in the previous fiscal year, a decrease of $1,594,694.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $79,267 as of March 31, 2000, compared to $900,408 as of June 30, 1999, a decrease of $821,141. Working capital was a negative $7,508,224 as of March 31, 2000, compared to a negative $6,511,390 as of June 30, 1999.

Cash flows used in operating activities were $425,203 for the nine month period ended March 31, 2000 compared to cash flows used in operating activities of $1,207,282 for the same nine month period in 1999.

Cash flows provided by investing activities in the nine months ended March 31, 2000 were $314,146, compared to $1,901,064 used in investing activities in the comparable period in the prior year.

Cash flows used in financing activities were $710,084 for the nine months ended March 31, 2000, compared to cash flows provided by financing activities of $1,594,081 for the nine month period ended March 31, 1999.

The Company has shown significant net losses for the year ended June 30, 1999, as well as the nine months ended March 31, 2000. Management believes that the Company will be able to generate revenues and operating efficiencies through sales and/or financing of long term project revenue streams, sales of assets or subsidiaries, as well as by other means to achieve profitable operations. During the quarter ended March 31, 2000, the Company took steps to mitigate the losses and enhance its future viability. Subsequent to its most recent fiscal year end, the Company privately placed shares of newly created Series E Convertible
Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the first quarter, a decision was made to explore the sale or disposition of the Company's lighting subsidiaries, which could provide capital and reduce operating losses, and will allow management to better focus on its core ESCO business activities. Subsequent to September 30, 1999, the Company sold 95 percent of its interest in LTS. Subsequent to December 31, 1999, OMS sold substantially all of its assets to a private party. As a result of the sale, OES was able to reduce staff from six persons to one person. In addition, subsequent to December 31, 1999, 17 persons were terminated by SYCOM Corporation in the Company's East Coast operations. The Company also recently gave notice to SYCOM Corporation of the termination of the Sale and Noncompetition Agreement between the Company and SYCOM Corporation, in accordance with the Company's rights under that Agreement.

In addition, the Company has been and is continuing exploring strategic relationships with companies that could involve an investment in the Company. The Company also may raise cash through the sale of long term future revenue streams that it currently owns or has rights to under current agreements. The Company also is examining ways to further reduce overhead including, but not limited to, the possibility of targeted staff reductions, asset sales or the sale of a portion of its operations to a third party that would provide ongoing offset to the overall overhead of the Company. Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

Part II - Other Information

Item 1. Legal Proceedings.

In June 1999, a former officer of the Company (July 1998 through October 1998) filed a suit (Superior Court of the State of California, County of San Diego, North County Branch, Case No. N081711) alleging fraud, negligence and wrongful discharge in connection with his employment termination in October 1998. The Company settled this matter in April 2000. Any portion of the settlement not covered by insurance was immaterial and accrued for as of March 31, 2000.


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

In April  2000,  the Company  was served  with two  separate  actions by General
Accident  Insurance  Company  of  America  (Superior  Court of New  Jersey,  Law
Division, Atlantic County, Docket No. ATL-L-93-00 and Superior Court of New Jersey, Law Division, Morris County, Docket No. L-214-00) against the Company and other parties alleging breach of contract and related actions in connection with one of the Company's projects. The actions seek indemnification (in the amount of $710,562) allegedly owed under an indemnity agreement executed by the Company, plus interest, costs and other damages. The Company has filed its answers in both actions. Additionally, in May 2000, D. Falasca Plumbing, Heating, Cooling, Inc., a subcontractor to the Company on this project, filed certain cross-claims against the Company in the above actions alleging breach of contract and related causes of actions in connection with this project. The cross-claims seek payment of monies ($757,337) allegedly owed under certain agreements, including a subcontract, plus interest, costs of suit and other alleged damages. The Company was served with copies of these claims in late May and early June 2000, and is in the process of preparing its responsive pleadings.

Item 2.    Changes in Securities - Not Applicable

Item 3.    Defaults upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.    Other - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

a)      Reports on Form 8-K - None

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