Form 10QSB/A
period 1999-09-30
ONSITE ENERGY CORP
filed 2000-07-27
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                 FORM 10-QSB/A-2
                              (Filed July 27, 2000)


(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _________________

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
                                   (Unaudited)

ASSETS

Current Assets:
  Cash                                                            $     585,325
  Accounts receivable, net of allowance for
    doubtful accounts of $35,000                                      4,690,765
  Inventory                                                             183,760
  Capitalized project costs                                             206,169
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                                   723,299
  Assets held for sale                                                  328,172
  Other current assets                                                   43,423
                                                                  -------------
     TOTAL CURRENT ASSETS                                             6,760,913

  Cash-restricted                                                       118,775
  Property and equipment, net of accumulated
    depreciation and amortization $1,122,000                          1,284,791
  Other assets                                                           41,221
                                                                  -------------
     TOTAL ASSETS                                                 $   8,205,700
                                                                  =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable - related parties                                 $      81,456
  Notes payable                                                       1,806,869
  Accounts payable                                                    9,384,270
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                            955,798
  Accrued expenses and other liabilities                                611,570
                                                                  -------------
     TOTAL CURRENT LIABILITIES                                       12,839,963

Long-Term Liabilities:
  Deferred income                                                     1,083,557
                                                                  -------------
     TOTAL LIABILITIES                                               13,923,520
                                                                  -------------
Commitments and contingencies

Shareholders' Equity (Deficit):
  Preferred Stock, Series C, 842,500 shares authorized,
    649,120 issued and outstanding (Aggregate $3,245,600
    liquidation preference)                                                 649
  Preferred Stock, Series D, 157,500 shares authorized,
    issued and outstanding and held in escrow                                 -
  Preferred Stock, Series E, 50,000 shares authorized,
    issued and outstanding                                                   50
  Common Stock, $.001 par value, 24,000,000 shares authorized:
    Class A common stock, 23,999,000 shares authorized,
      18,641,302 issued and outstanding                                  18,641
    Class B common stock, 1,000 shares authorized, none
      issued and outstanding                                                  -
    Additional paid-in capital                                       27,413,164
    Notes receivable - stockholders                                  (4,335,523)
    Accumulated deficit                                             (28,814,801)
                                                                  -------------
     TOTAL SHAREHOLDERS' DEFICIT                                     (5,717,820)
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $   8,205,700
                                                                  =============


The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                              Three Months Ended September 30,
                                                  1999               1998
                                              ------------       ------------

Revenues                                      $  9,594,181       $  9,312,759
Utility revenues                                   145,900            141,668
                                              ------------       ------------
 Total revenues                                  9,740,081          9,454,427

Cost of sales                                    7,443,959          7,902,823
                                              ------------       ------------
    Gross margin                                 2,296,122          1,551,604

Selling, general, and administrative expenses    2,979,350          2,691,458
Depreciation and amortization expense              143,625            290,622
Recovery of reserve provided for sale
   or disposal of subsidiary                      (358,670)                 -
                                              ------------       ------------
     Operating loss                               (468,183)        (1,430,476)
                                              ------------       ------------
Other income (expense):
   Interest expense                               (118,834)          (110,066)
   Interest income                                   5,623             37,924
                                              ------------       ------------
     Total other expense                          (113,211)           (72,142)
                                              ------------       ------------
Loss before provision for income taxes            (581,394)        (1,502,618)

Provision for income taxes                           3,600                  -
                                              ------------       ------------
Net loss                                      $   (584,994)      $ (1,502,618)
                                              ============       ============
Net loss allocated to common shareholders     $ (1,347,756)      $ (1,528,193)
                                              ============       ============
Basic and diluted loss per common share:      $      (0.07)      $      (0.08)
                                              ============       ============
Weighted average number of shares
   used in per common share calculation:        18,628,894         18,295,536
                                              ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                  Condensed Consolidated Statement of Cashflows
                                   (Unaudited)




                                                                       Three Months Ended September 30,
                                                                             1999            1998
                                                                         -----------     ------------

Cash flows from operating activities:

Net loss                                                                 $  (584,994)    $ (1,502,618)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Amortization of excess purchase price over net
      assets acquired                                                          8,279          125,598
    Amortization of acquired contract costs                                  (59,147)               -
    Non-cash compensation related to stock issuance                           47,500
    Provision for bad debts                                                        -           74,970
    Depreciation                                                             135,345          165,024
    Recovery of reserve provided for sale or disposal
      of subsidiary                                                         (358,670)               -
(Increase) decrease:
    Accounts receivable                                                      705,086       (2,544,304)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                               381,431          204,360
    Inventory                                                                  1,802           16,786
    Other assets                                                             (15,387)         283,501
    Cash-restricted                                                           29,063                -
Increase (decrease):
    Accounts payable                                                         980,634        2,082,451
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                              (440,965)               -
    Accrued expenses and other liabilities                                  (594,497)        (162,287)
    Deferred income                                                          (23,739)         (10,578)
                                                                         -----------     ------------
      Net cash provided by (used in) operating activities                    211,741       (1,267,097)
                                                                         -----------     ------------
Cash flows from investing activities:
  Purchases of property and equipment                                        (21,186)         (38,544)
  Loan to shareholders                                                      (242,424)        (806,735)
                                                                         -----------     ------------
      Net cash used in investing activities                                 (263,610)        (845,279)
                                                                         -----------     ------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                1,000,000        1,000,000
  Proceeds from exercise of stock options                                          -           15,301
  Proceeds from borrowings, net                                                    -          417,901
  Repayment of notes payable - related party                                (130,458)        (143,794)
  Repayment of notes payable                                              (1,132,756)        (122,056)
                                                                         -----------     ------------
      Net cash provided by (used in) financing activities                   (263,214)       1,167,352
                                                                         -----------     ------------
Net decrease in cash                                                        (315,083)        (945,024)

Cash, beginning of period                                                    900,408        2,093,006
                                                                         -----------     ------------
Cash, end of period                                                      $   585,325     $  1,147,982
                                                                         ===========     ============





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

          The  following   table   presents  the  statements  of  operations  as
          originally filed and as amended for the three month periods ended September 30, 1999:




                                                            Three Months Ended                     Three Months Ended
                                                            September 30, 1999                     September 30, 1998
                                                   As Originally Filed     As Restated    As Originally Filed     As Restated

Revenues                                               $ 9,575,572         $ 9,740,081       $  9,318,550         $  9,454,427
                                                       ===========         ===========       ============         ============
Net income (loss)                                      $  (738,953)        $  (584,994)      $ (1,610,506)        $ (1,502,618)
                                                       ===========         ===========       ============         ============
Net income (loss per share) - basic and diluted        $     (0.08)        $     (0.07)      $      (0.09)        $      (0.08)
                                                       ===========         ===========       ============         ============

NOTE 4:   For  current  disclosures,  refer  to Form 10-QSB for the period ended
          March 31, 2000.




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

Results of Operations.

Revenues for the three-month period ended September 30, 1999 were $9,740,081 compared to $9,454,427 for the same period in 1998, an increase of $285,654, or
3.02 percent. The increase in revenue was due primarily to the existence of several major contracts (in excess of $1,000,000) in the current fiscal quarter, whereas the prior year only benefited from one major contract.

Cost of sales for the quarter ended September 30, 1999 was $7,443,959 compared to $7,902,823 for the quarter ended September 30, 1998, a decrease of $458,864 or 5.81 percent.

Gross margin for the three month period ended September 30, 1999 was $2,296,122 (23.57 percent of revenues), compared to $1,551,604 (16.41 percent of revenues). The increase in gross margin as a percentage of sales was the result of several contracts in the quarter ended September 30, 1998 with lower than historical margins as well as lower than typical margins at LTS.

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

Goodwill amortization and depreciation expense for the quarter ended September 30, 1999 was $143,625, compared to $290,622 for the comparable quarter in the previous year, a decrease of $146,997, or 50.58 percent. The primary reason for the decrease was due to the elimination of amortization of goodwill for SO Corporation resulting from the write off of the remaining goodwill at the fiscal year ended June 30, 1999.

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

Net other expense for the quarter ended September 30, 1999 was $113,211, compared to $72,142 for the three month period ended September 30, 1998, an increase of $41,069. The primary reason for the change is the $32,301 decrease in interest income.

Net loss for the three months ended September 30, 1999 was $584,994, or $0.07 loss per share, compared to net loss of $1,502,618, or $0.08 loss per share for the same period in 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $585,325 as of September 30, 1999, compared to $900,408 as of June 30, 1999, a decrease of $315,083. Working capital was a negative $6,079,050 as of September 30, 1999, compared to a negative $6,511,390 as of June 30, 1999.

Cash flows provided by operating activities were $211,741 for the three month period ended September 30, 1999 compared to cash flows used in operating activities of $1,267,097 for the same three month period in 1998. The change was primarily due to the decline in net loss from $1,502,618 for the three months ended September 30, 1998 to $584,994 for the three months ended September 30, 1999.

Cash flows used in investing activities in the first three months of 1999 were $263,610, compared to $845,279 in the first fiscal quarter in the prior year. The decrease was attributable to a reduction in loans and advances to affiliates of the Company.

Cash flows used in financing activities were $263,214 for the three months ended September 30, 1999, compared to cash flows provided by financing activities of $1,167,352 for the three month period ended September 30, 1998. Although there were proceeds from the issuance of stock in the amount of $1,000,000 in both fiscal quarters, the principal reason for the decrease in the quarter ended September 30, 1999 was the repayment of notes payable for $1,132,756.

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


                                       ONSITE ENERGY CORPORATION



Date:   July 26, 2000              By:      \s\ Richard T. Sperberg
                                        --------------------------------------
                                        Richard T. Sperberg
                                        Chief Executive Officer


                                   By:    \s\ J. Bradford Hanson
                                        --------------------------------------
                                        J. Bradford Hanson
                                        Chief Financial Officer and
                                        Principal Accounting Officer