Form 10QSB/A
period 1999-12-31
ONSITE ENERGY CORP
filed 2000-07-27
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                 FORM 10-QSB/A-1
                              (Filed July 27, 2000)


(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ________________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X   No ____

The number of Class A common stock, $0.001 par value, outstanding as of February 14, 2000, is 18,069,079.

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                December 31, 1999
                                   (Unaudited)


ASSETS

Current Assets:
  Cash                                                            $     464,157
  Accounts receivable, net of allowance for doubtful
    accounts of $31,370                                               2,863,618
  Capitalized project costs                                              96,432
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                            611,458
  Assets held for sale                                                  977,935
  Other current assets                                                   68,102
                                                                  -------------
      TOTAL CURRENT ASSETS                                            5,081,702

  Cash-restricted                                                        74,565
  Property and equipment, net of accumulated depreciation
    and amortization $1,229,453                                       1,003,824
  Other assets                                                           62,319
                                                                  -------------
      TOTAL ASSETS                                                $   6,222,410
                                                                  =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                   $   1,552,821
  Accounts payable                                                    8,248,738
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                          1,441,321
  Accrued expenses and other liabilities                                545,456
                                                                  -------------
      TOTAL CURRENT LIABILITIES                                      11,788,336

Long-Term Liabilities:
   Accrued future operation and maintenance costs
     associated with energy service agreements                        1,080,424
                                                                  -------------
      TOTAL LIABILITIES                                              12,868,760
                                                                  -------------
Commitments and contingencies

Shareholders' Equity (Deficit):
  Preferred Stock, Series C, 842,500 shares authorized,
    649,120 issued and outstanding (Aggregate $3,245,600
    liquidation preference)                                                 649
  Preferred Stock, Series D, 157,500 shares authorized,
    issued and outstanding and held in escrow                                 -
  Preferred Stock, Series E, 50,000 shares authorized,
    issued and outstanding                                                   50
  Common Stock, $.001 par value, 24,000,000 shares authorized:
    Class A common stock, 23,999,000 shares authorized,
      18,641,302 issued and outstanding                                  18,739
    Class B common stock, 1,000 shares authorized, none
      issued and outstanding                                                  -
    Additional paid-in capital                                       27,246,955
    Notes receivable - stockholders                                  (3,940,850)
    Accumulated deficit                                             (29,971,893)
                                                                  -------------
         TOTAL SHAREHOLDERS' DEFICIT                                 (6,646,350)
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $   6,222,410
                                                                  =============


The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)





                                           Three Months Ended December 31,     Six Months Ended December 31,
                                                1999              1998             1999            1998
                                           ------------      ------------      ------------    ------------

Revenues                                   $  2,481,315      $  9,314,702      $ 11,942,471    $ 18,627,461
Utility Revenues                                586,029           141,668           902,346         283,336
                                           ------------      ------------      ------------    ------------
 Total revenues                               3,067,344         9,456,370        12,844,817      18,910,797

Cost of sales                                 1,917,008         7,767,131         9,360,966      15,669,954
                                           ------------      ------------      ------------    ------------
    Gross margin                              1,150,336         1,689,239         3,483,851       3,240,843

Selling, general, and administrative
  expenses                                    2,167,620         2,756,837         5,146,972       5,448,297
Depreciation and amortization expense           131,248           265,002           274,873         555,623
Recovery of reserve provided for sale
   or disposal of subsidiary                          -                 -          (358,670)              -
                                           ------------      ------------      ------------    ------------
     Operating loss                          (1,148,532)       (1,332,600)       (1,579,324)     (2,763,077)
                                           ------------      ------------      ------------    ------------
Other income (expense):
   Interest expense                             (74,485)          (94,635)         (184,968)       (204,701)
   Interest income                               20,382            28,125            26,005          66,049
                                           ------------      ------------      ------------    ------------
     Total other expense                        (54,103)          (66,510)         (158,963)       (138,652)
                                           ------------      ------------      ------------    ------------
Loss before provision for income taxes       (1,202,635)       (1,399,110)       (1,738,287)     (2,901,729)

Provision for income taxes                          200                 -             3,800               -
                                           ------------      ------------      ------------    ------------
Net loss                                   $ (1,202,835)     $ (1,399,110)     $ (1,742,087)   $ (2,901,729)
                                           ============      ============      ============    ============
Net loss allocated to common shareholders  $ (1,202,835)     $ (1,449,478)     $ (1,742,087)   $ (2,927,304)
                                           ============      ============      ============    ============
Basic and diluted loss per common share:   $      (0.06)     $      (0.08)     $      (0.09)   $      (0.16)
                                           ============      ============      ============    ============
Weighted average number of shares
   used in per common share calculation:     18,663,907        18,488,514        18,646,373      18,381,886
                                           ============      ============      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                            Onsite Energy Corporation
                  Condensed Consolidated Statement of Cashflows
                                   (Unaudited)




                                                              Six Months Ended December 31,
                                                                  1999             1998
                                                              ------------     ------------
Cash flows from operating activities:

Net loss                                                      $ (1,742,087)    $ (2,901,729)
Adjustments to reconcile net loss to net cash
  provided (used in) by operating activities:
    Amortization of excess purchase price over
      net assets acquired                                                -          251,195
    Amortization of acquired contract costs                         50,590          121,643
    Provision for bad debts                                         (3,630)          90,000
    Depreciation                                                   274,873          304,428
    Recovery of reserve provided for sale or
      disposal of subsidiary                                      (358,670)               -
    Compensation related to stock issuance                          47,500                -
    Stock issued to 401k                                            46,283                -
(Increase) decrease:
    Accounts receivable                                          2,975,144       (2,323,397)
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                            493,271                -
    Inventory                                                        6,107           (9,123)
    Other assets                                                  (299,351)         (62,302)
    Cash-restricted                                                 70,334                -
Increase (decrease):
    Accounts payable                                              (639,328)       2,798,729
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                             74,952        1,293,554
    Accrued expenses and other liabilities                        (603,355)         (54,518)
    Deferred income                                                  7,877          (21,156)
                                                              ------------     ------------
      Net cash provided by (used in) operating activities          400,510         (512,676)
                                                              ------------     ------------
Cash flows from investing activities:
    Purchases of property and equipment                            (28,185)         (57,402)
    Loan to shareholders                                          (161,017)      (1,147,537)
                                                              ------------     ------------
      Net cash provided by (used in) investing activities         (189,202)      (1,204,939)
                                                              ------------     ------------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock                    1,000,000        1,000,000
    Proceeds from exercise of stock options                              -           20,227
    Proceeds from borrowings                                       111,986          102,422
    Repayment of notes payable - related party                    (211,914)        (194,581)
    Repayment of notes payable                                  (1,547,631)        (674,865)
                                                              ------------     ------------
      Net cash provided by (used in) financing activities         (647,559)         253,203
                                                              ------------     ------------
Net decrease in cash                                              (436,251)      (1,464,412)

Cash, beginning of year                                            900,408        2,093,006
                                                              ------------     ------------
Cash, end of quarter                                          $    464,157     $    628,594
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

          The  following   table   presents  the  statements  of  operations  as
          originally filed and as amended for the three and six month periods ended December 31, 1999:




                                                      Three Months Ended                     Three Months Ended
                                                      December 31, 1999                      December 31, 1998
                                            As Originally Filed     As Restated    As Originally Filed     As Restated

Revenues                                       $  3,100,972        $  3,067,344       $  9,320,493         $  9,456,370
                                               ============        ============       ============         ============
Net (loss)                                     $ (1,179,756)       $ (1,202,835)      $ (1,506,998)        $ (1,399,110)
                                               ============        ============       ============         ============
Net loss per share - basic and diluted         $      (0.06)       $     (0.06)       $      (0.08)        $      (0.08)
                                               ============        ============       ============         ============

                                                      Six Months Ended                       Six Months Ended
                                                      December 31, 1999                      December 31, 1998
                                            As Originally Filed     As Restated    As Originally Filed     As Restated

Revenues                                       $ 12,676,544        $ 12,844,817       $ 18,639,043         $ 18,910,797
                                               ============        ============       ============         ============
Net (loss)                                     $ (1,918,711)       $ (1,742,087)      $ (3,117,505)        $ (2,901,729)
                                               ============        ============       ============         ============
Net loss per share - basic and diluted         $      (0.10)       $     (0.09)       $      (0.17)        $      (0.16)
                                               ============        ============       ============         ============


NOTE 4. For current disclosures, refer to Form 10-QSB for the period ended March 31, 2000.

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

Six months ended December 31, 1999 compared to the six months ended December 31, 1998

Revenues for the six month period ended December 31, 1999 were $12,844,817 compared to $18,910,797 for the same period in 1998, a decrease of $6,065,980, or 32.08 percent. After the elimination of amounts related to the subsidiaries identified above, revenues for the six month period ended December 31, 1999 were $8,708,575, compared to $12,272,820 for the same period in 1998. The decrease of $3,564,245, or 18.85 percent, was primarily due to the 90 percent decrease in revenue recognized on long term construction contracts at SO Corporation.

Cost of sales for the six months ended December 31, 1999 was $9,360,966 compared to $15,669,954 for the six months ended December 31, 1998, a decrease of $6,308,988, or 40.26 percent. After eliminations of cost of sales from the identified subsidiaries, cost of sales were $6,673,098 for the six months ended December 31, 1999, compared to $9,823,691 for the comparable period in 1998. The decrease of $3,150,592, or 20.11 percent, was due to the decrease in the long term construction contracts SO Corporation as mentioned above.

Gross margin for the six month period ended December 31, 1999 was $3,483,851 (27.12 percent of revenues), compared to $3,240,843 (17.14 percent of revenues) for the six month period ended December 31, 1998. The increase in gross margin as a percentage of sales was the result of several contracts in the six months ended December 31, 1998 with lower than historical margins as well as lower than typical margins at LTS. After the elimination of subsidiaries not included in both periods, the gross margin for the six month period ended December 31, 1999 was $2,035,477 (23.37 percent of revenues), compared to $2,449,130 (19.96 percent of revenues) for the six month period ended December 31, 1998.

Selling, general and administrative ("SG&A") expense for the six months ended December 31, 1999 was $5,146,972 compared to $5,448,297 for the six months ended December 31, 1998, a decrease of $301,325, or 5.53 percent. After the elimination of SG&A expenses of the identified subsidiaries, SG&A expenses were $3,953,459 for the six months ended December 31, 1999, compared to $4,883,713 for the same period on the previous year, a decrease of $930,253, or 17.07 percent. This decrease is primarily attributable to the ongoing attempt by management to reduce SG&A costs, including reduction in personnel and locations, among other things.

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

Net other expense for the six months ended December 31, 1999 was $158,963, compared to a net other expense of $138,652 for the six month period ended
December 31, 1998, an increase of $20,311, or 14.65 percent. After the elimination of the activity of the identified subsidiaries, net other expense was $110,262, compared to $134,684 for the same period in 1998, a decrease of $24,422, or 18.13 percent.

Net loss for the six months ended December 31, 1999 was $1,742,087, or $0.09 loss per share, compared to net loss of $2,927,304, or $0.16 loss per share for the same period in 1998. After the elimination of revenues and expenses from the identified subsidiaries, net loss for the six month period ended December 31, 1999 was $2,294,639, compared to $2,967,572 for the comparable period in 1998.

Three months ended December 31, 1999 compared to the three months ended December 31, 1998

Revenues for the three month period ended December 31, 1999 were $3,067,344, compared to $9,456,370 for the three month period ended December 31, 1998, a decrease of $6,389,026, or 67.56 percent. In order to perform a parallel comparison, revenues and expenses of the identified subsidiaries were eliminated. After eliminations of these subsidiaries, revenues for the three month period ended December 31, 1999 were $2,474,968, compared to $9,456,370 for the same period in 1998, a decrease of $6,981,402, or 73.83 percent. This decrease is primarily attributable to the decrease in revenue on long term construction contracts at SO Corporation.

Cost of sales for the three month period ended December 31, 1999 were $1,917,008, compared to $7,767,131 for the same period ended December 31, 1998, a decrease of $5,850,123, or 75.32 percent. After the elimination of the activity from the identified subsidiaries, the cost of sales for the three month period ended December 31, 1999 were $1,693,565, compared to $7,767,131 for the comparable period in 1998, a decrease of $6,073,566, or 78.20 percent. This decrease is primarily attributable to the decline in revenues on long term construction contracts as mentioned above.

Gross Margin for the three months ended December 31, 1999 was $1,150,336 (37.50 percent of revenues), compared to $1,689,239 (17.86 percent of revenues) for the three months ended December 31, 1998. After the elimination of revenues and cost of sales of the identified subsidiaries, gross margin was $781,403 (31.57 percent of revenues) for the three months ended December 31, 1999, compared to $1,689,239 (17.86 percent of revenues) for the comparable period in the previous year. The increase in margin as a percentage of sales was a result of a concentration on consulting projects in the quarter ended December 31, 1999, which generally have higher gross margins.

SG&A was $2,167,620 for the three months ended December 31, 1999, compared to $2,756,837 for the three months ended December 31, 1998, a decrease of $589,217, or 21.37 percent. After the elimination of SG&A from the identified subsidiaries, SG&A was $1,904,998 for the three month period ended December 31, 1999, compared to $2,756,837 for the comparable period in the previous year, a decrease of $851,847, or 30.90 percent. The decrease was the result of efforts to reduce SG&A through a reduction in personnel and locations, among other things.

Goodwill amortization and depreciation expense for the quarter ended December 31, 1999 was $131,248, compared to $265,002 for the comparable quarter in the previous year, a decrease of $133,754, or 50.47 percent. After the elimination of the identified subsidiaries, goodwill amortization and depreciation expense for the three months ended December 31, 1999 was $131,248, compared to $265,002 for the comparable period last year, a decrease of $133,754, or 50.47 percent. The primary reason for the decrease was due to the elimination of amortization of goodwill for SO Corporation resulting from the reduction of the remaining goodwill at the fiscal year ended June 30, 1999.

Net other expense was $54,103 in the three months ended December 31, 1999, compared to net other expense of $66,510 for the three month period ended
December 31, 1998, a decrease of $12,407, or 18.65 percent. After the elimination of net other income and expense from the identified subsidiaries, net other expense was $55,692 for the three months ended December 31, 1999, compared to $66,510 for the same period in 1998, an increase of $10,818, or
16.27 percent.

Net loss for the three months ended December 31, 1999 was $1,202,835, or $0.06 loss per share, compared to net loss of $1,399,110, or $0.08 loss per share. After the elimination of revenues and expenses of the identified subsidiaries, net loss for the quarter ended December 31, 1999 was $1,310,734, compared to $1,399,110 for same period in the previous fiscal year, a decrease of $88,376, or 6.32 percent.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $464,157 as of December 31, 1999, compared to $900,408 as of June 30, 1999, a decrease of $436,251. Working capital was a negative $7,396,860 as of December 31, 1999, compared to a negative $6,511,390 as of June 30, 1999.

Cash flows provided by operating activities were $400,510 for the six month period ended December 31, 1999 compared to cash flows used in operating activities of $512,676 for the same six month period in 1998. The change was primarily due to the decline in net loss from $2,901,729 for the six months ended December 31, 1998 to $1,742,087 for the six months ended December 31, 1999.

Cash flows used in investing activities in the six months ended December 31, 1999 were $189,202, compared to $1,204,939 used in investing activities in the comparable period in the prior year. The change was primarily the result of a reduction in loans for shareholders of $986,520.

Cash flows used in financing activities were $647,559 for the six months ended December 31, 1999, compared to cash flows provided by financing activities of $253,203 for the six month period ended December 31, 1998. The increase was due to an increase in repayments on notes payable of $890,099.

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