Form 10KSB
period 2000-06-30
ONSITE ENERGY CORP
filed 2000-10-13
CIK 909171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000.

-- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________.

Commission file number: 1-12738

                            ONSITE ENERGY CORPORTION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

      Delaware                                                    33-0576371
 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

         701 Palomar Airport Road, Suite 200
                Carlsbad, California                        92009
     -------------------------------------------        --------------
      (Address of principal executive offices)            (Zip Code)

                   (Issuer's telephone number) (760) 931-2400

    Securities registered under Section 12(b) of the Act:           None

    Securities registered under Section 12(g) of the Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
 Class A Common Stock                                   N/A


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes XXX    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.............$18,207,612

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.........$2,158,000 as of October 5, 2000.

The number of shares of Common Stock outstanding as of October 5, 2000 is 18,620,450.

DOCUMENTS INCORPORATED BY REFERENCE


                 Documents Incorporated by Reference                      10-K Part and Item Where Incorporated
     -----------------------------------------------------------          --------------------------------------
          Definitive Proxy Statement for Annual Meeting of                 Part III: Items 9, 10, 11 and 12
     Stockholders of the Registrant to be held December 5, 2000


                                     PART 1

Item 1.  Description of Business

Introduction. Onsite Energy Corporation, a Delaware corporation (the "Company"), was formed pursuant to a business reorganization effective February 15, 1994.

Business of Issuer. The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulated energy markets. The Company offers its services to industrial, commercial, institutional and residential customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning ("HVAC") upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. The Company also provides professional consulting services in the areas of direct access planning, market assessment, business strategies and public policy analysis. The Company has been accredited by the National Association of Energy Service Companies ("NAESCO"). It is the Company's mission to help customers save money through independent energy solutions.

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

Subsidiaries/Partnerships. Substantially all of the Company's revenues are generated through energy services and consulting services. The Company's subsidiaries are as follows:

         SYCOM ONSITE Corporation. Effective June 30, 1998, the Company, through its wholly-owned subsidiary SYCOM ONSITE Corporation ("SO Corporation"), acquired all of the assets and specific liabilities of privately-held SYCOM Enterprises, L.L.C. ("SYCOM, LLC"), an independent ESCO whose affiliate, SYCOM Corporation, was, like the Company, accredited by NAESCO. SO Corporation acquired the project assets and certain specific liabilities of SYCOM, LLC in exchange for 1,750,000 shares of the Company's Class A Common Stock. In addition, under a Sale and Noncompetition Agreement, SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P. ("SYCOM LP"), in exchange for 157,500 shares of non-voting, non-dividend Series D Convertible Preferred Stock of the Company ("Series D Stock") convertible in the aggregate into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock is held in escrow under an

Escrow Agreement, and will be released when the Company's Class A Common Stock reaches $2.00 per share and annualized after-tax earnings total $0.15 per share (including the shares of Class A Common Stock into which the Series D Stock is convertible are outstanding) over four consecutive quarters, and certain specified debts of SYCOM Corporation and SYCOM LP have been satisfied. These share values and earnings thresholds increase by 10 percent per year after December 31, 1999. Pursuant to the terms of a Share Repurchase Agreement, the Company may repurchase the escrowed Series D Stock for $0.001 per share if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement will be achieved. The Company also may repurchase the escrowed Series D Stock during the 30 day period prior to the scheduled release date (June 30, 2006) if any one of the specified conditions for release of the Series D Stock has not been satisfied. At such time as the Series D Stock is released from the escrow to SYCOM Corporation, up to three additional members of the Company's Board of Directors may be designated by SYCOM Corporation. Two members designated by SYCOM, LLC were added to the Company's Board of Directors. The acquisition added offices in New Jersey and Washington D.C. Effective June 30, 2000, the Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation. SO Corporation continues to operate as a subsidiary.

Since the close of the transaction in June 1998, Onsite has experienced significant losses and as a result has been unable to provide sufficient loans to SYCOM Corporation to enable SYCOM Corporation and its affiliate, SYCOM LP, to make the requisite payments on a previous loan from Public Service Conservation Resources Corporation ("PSCRC") to SYCOM LP. PSCRC has given a notice to SYCOM Corporation and SYCOM LP alleging a default by SYCOM LP under its agreements with PSCRC. On June 1, 2000, the Company announced that it had given notice to Sycom Corportion of the termination of the Sale and Noncompetetion Agreement between the Company and Sycom Corporation, and will return to doing business as Onsite Energy Corporation. The Company's notice to SYCOM Corporation of the termination of the Sale and Noncompetition Agreement, given in accordance with the Company's rights under that Agreement, is a result of the PSCRC default notice and the Company's continuing losses. The Company, however, will retain the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since. In connection with the termination, S. Lynn Sutcliffe resigned as a Director and as the President of Onsite.

         Lighting Technology Services, Inc. On June 13, 1998, the Company completed the acquisition of Lighting Technology Services, Inc. ("LTS"), a Costa Mesa, California based lighting services company. In exchange for all of the outstanding shares of LTS, the Company initially issued a total of 690,000 shares of the Company's class A Common Stock and paid $500,000 to the former stockholders of LTS. As a wholly-owned subsidiary of the Company, LTS pursued independent lighting services opportunities in commercial, industrial and educational markets while also providing lighting subcontractor services to the Company and other ESCOs. Effective September 30, 1999, the Company sold 95 percent of the stock of LTS back to one of the LTS founders. Operations of LTS were not material to the consolidated financial statements.

         Onsite Energy Services, Inc. In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), an indirect wholly-owned subsidiary of Western Resources, Inc. ("Western Resources") (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc. Subsequently, Onsite Business Services, Inc. changed its name to Onsite Energy Services, Inc. ("OES"). The purchase price was 1,700,000 shares of the Company's Class A Common Stock issued upon closing to Westar Capital, Inc. ("Westar Capital"), a wholly-owned subsidiary of Western Resources, with an additional 800,000 shares of Class A Common Stock being released to Westar Capital from an escrow in March 1998 when certain conditions set forth in the acquisition documents were satisfied. With its primary office in Topeka, Kansas, OES provides industrial water services in the state of Kansas. Up until the sale of Onsite/Mid-States, Inc. discussed below, OES also provided utility services in the states of Kansas, Missouri and Oklahoma.

         Onsite/Mid-States, Inc. In February 1998, OES, via its wholly-owned subsidiary Onsite/Mid-States, Inc. ("OMS"), acquired the operating assets of

Mid-States  Armature  Works,  Inc.   ("Mid-States   Armature"),   for  $290,000.
Mid-States Armature had been in business for 45 years providing specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. OMS was located in Salina, Kansas. The Company sold the assets of OMS to two former employees of OES in February 2000. Operations of OMS were not material to the consolidated financial statements.


         REEP Onsite, Inc. and ERSI Onsite, Inc. Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP"), and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets of REEP, Inc. in exchange for assumption of certain specific liabilities. REEP provided residential energy services while ERSI is a commercial lighting contractor. REEP, Inc. is an affiliate of SYCOM Corporation and had been in business for 16 years. Effective June 30, 2000, in connection with the termination of the Sale and Noncompetition Agreement with Sycom Corporation discussed above, the Company discontinued the operations of REEP and ERSI. Operations of REEP and ERSI were not material to the consolidated financial statements.


         Onsite Energy de Panama, S.A. On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the development and implementation of potential projects in Panama and Latin America. This corporation is not active.

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

As of June 30, 2000, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and a negative shareholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's plan for dealing with these issues.

         Loss from Operations, Possible Need for Additional Working Capital and Potential Dilution to Existing Shareholders. The Company has suffered significant losses from operations for the past two fiscal years. For the years ended June 30, 2000 and 1999, the Company had net losses of $6,637,046 and $6,477,458, respectively, and had a negative working capital of $7,703,629 and an accumulated deficit of $34,978,075 as of June 30, 2000. Management believes that the Company will be able to generate additional revenues and improve operating efficiencies through a substantial reduction in overhead, the addition of new projects as well as by other means to achieve profitable operations. During the year ended June 30, 2000, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 2000, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the current fiscal year, the Company sold its wholly-owned subsidiaries, LTS and OMS in an effort to raise cash and reduce operating losses. In a further step to reduce operating losses, the Company terminated its Sale and Noncompetition agreement with Sycom Corporation and discontinued the operations of REEP Onsite, Inc and ERSI Onsite, Inc. Management believes that all of the above actions will allow the Company to continue as a going concern, with reduced revenues and reduced expenses. Future cash requirements depend on the Company's profitability, it's ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

         Divestiture of recently acquired subsidiaries. As discussed above, the Company has divested itself of 95 percent of its interest in LTS through a stock sale, sold all of the assets of OMS, substantially reduced the operations in New Jersey through a termination of the Sale and Noncompetition Agreement with Sycom Corporation, discontinued the operations of REEP and ERSI and has reduced the operation of OES to exclusively providing industrial water services in the state of Kansas. The thrust of these moves is part of an overall plan to return the Company to its core business, a focused energy service company with primary emphasis in California markets.

         Control of the Company. The directors, officers and shareholders that own more than 5 percent of the Company's Class A Common Stock beneficially own approximately 62.7 percent of the Company in the aggregate. As a result of their ownership, such shareholders will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying or preventing a change in control of the Company.

         Dependence on Limited Key and New Customers. For the fiscal years ended June 30, 2000, and 1999, three customers in the aggregate accounted for approximately 33 percent and 34 percent, respectively, of the Company's total revenues. Historically, large contracts account for a significant portion of the Company's total revenues. Although the Company usually receives revenues pursuant to long-term energy services and maintenance agreements after completion of the project, the majority of the revenues are from projects that are not recurring. Therefore, the Company is dependent on finding, financing and entering into contracts with new customers.

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

         Dependence on Key Personnel. The Company is highly dependent on its officers and other key personnel. The future success of the business of the Company will depend upon the ability to attract, retain and motivate key employees. Specifically, the loss of Richard T. Sperberg, Frank J. Mazanec and Elizabeth T. Lowe among others may materially adversely affect the Company's business.

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

Major Events, Contracts and Customers. In addition to the acquisitions and divestitures discussed above, the following is a list of major events and contracts that occurred in the fiscal year ended June 30, 2000, and how they are significant to the last two fiscal years' revenues.

         $1,000,000 Private Placement. In August 1999, the Company completed a private placement with its Chairman of the Board and other related investors. Terms of the placement include the issuance of 50,000 shares of Series E Stock convertible into 5,000,000 shares of Class A Common Stock, warrants to purchase 1,250,000 shares of Class A Common Stock at $0.75 per share and warrants to purchase 1,250,000 shares of Class A Common Stock at $0.50 per share. The Series E Stock is immediately convertible to common stock at a rate which was below market on the date of issuance, resulting in a beneficial conversion element of approximately $763,000 which was recorded as a preferred stock dividend in the first fiscal quarter ended September 30, 1999. A portion of the securities was sold to a director. The intrinsic value of the convertible preferred shares issued to the director was $47,500 on the date of issuance and resulted in a charge against earnings in the fiscal year ended June 30, 2000.

         City of San Diego. The Company entered into a master contract with the City of San Diego, CA for the implementation of energy efficiency projects. The first of what is anticipated to be many projects identified under the agreement involved lighting, controls and mechanical projects intended to reduce consumption. This first project will result in revenues to the Company of approximately $1.7 million.

Revenues to the Company were approximately $0.1 million for the fiscal year ended June 30, 2000. There were no revenues to the Company in the fiscal year ended June 30, 1999.

         Sanwa Bank. The Company entered into a $1.2 million dollar contract to replace Sanwa Bank's two 275-ton centrifugal chillers, install a new 325-ton cooling tower as well as install adjustable speed drives to supply air, exhaust fans and hot water pumps, provide and install a direct digital control system and a high efficiency lighting system retrofit including new lamps and ballasts.

Revenues to the Company were approximately $1.0 million for the fiscal year ended June 30, 2000. There were no revenues to the Company in the fiscal year ended June 30, 1999.

         Japanese ESCO Consulting Contract. The 2nd largest utility in Japan engaged the Company to provide consulting and training services in a $950,000 contract. The services will focus on providing instruction and support to enable a subsidiary to a utility in Japan to establish an ESCO there.

Revenues to the Company were approximately $.7 million for the fiscal year ended June 30, 2000. There were no revenues to the Company in the fiscal year ended June 30, 1999.

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

Revenues to the Company were approximately $20,000 for the fiscal year ended June 30, 2000. Revenues to the Company were approximately $6.9 million for the fiscal year ended June 30, 1999

         Jersey Gardens Mall, Elizabeth, New Jersey. In November, 1998, the Company entered into a $3.8 million contract (reduced to $3.3 million with change orders) with an affiliate of Glimcher Development Corporation to build and operate an electrical distribution system for the Jersey Gardens Mall in Elizabeth, New Jersey. The Company is constructing a distribution and electric supply system that will provide energy to light, heat and air condition the Jersey Gardens Mall's more than 1,600,000 square feet of planned space.

Construction of both the Mall and the distribution system were completed in the current fiscal year. The Company also will arrange purchases of electricity for the Mall under New Jersey's new deregulation law.

         Revenues to the Company were approximately $43,000 for the fiscal year ended June 30, 2000. Revenues to the Company were approximately $3.3 million for the fiscal year ended June 30, 1999

         Middletown Board of Education. The Company has signed contracts under a master energy services agreement with the Middletown Board of Education ("MBOE") in Middletown, New Jersey, with total project costs of approximately $22.8 million (of which the Company will recognize approximately $6.2 million in revenue and the MBOE will contract directly with other subcontractors for the remainder in costs) in project costs and is expected to save MBOE approximately $9 million in energy costs over 10 years and will receive substantial benefits from incentives paid from the local utility. The project enables the MBOE to make significant energy-related capital improvements to its facilities and to fund these improvements mostly through energy cost savings and incentives provided by the local host utility. The Company is accomplishing the overall project at MBOE through the installation of geothermal heat pumps and the retrofit of facility lighting. The implementation of the project is expected to be completed over a period of approximately two years.

         Revenues to the Company were approximately $1.5 million in the fiscal year ended June 30, 2000. Revenues to the Company were approximately $500,000 in the fiscal year ended June 30, 1999.

         National Railroad Passenger Corporation ("Amtrak"). The Company has implemented several projects for Amtrak to reduce energy losses from the existing steam distribution system and to generate process and heat energy with more cost-efficient equipment. The existing steam distribution system was replaced with oil-fired and electric boilers at the points of use. For heating purposes, oil fired boilers and electric resistance heat will serve each building's needs. These projects will generate approximately $1.3 million in revenues for the Company.

         Revenues to the Company were approximately $130,000 in the fiscal year ended June 30, 2000. Revenues to the Company were approximately $927,000 in the fiscal year ended June 30, 1999.

         Newark Schools. In December 1998, the Company entered into an agreement to perform work on state-operated educational facilities in the City of Newark, New Jersey to total $7.5 million in revenues for the Company. This project required the Company, as a subcontractor to Johnson Controls, Inc., to procure and install certain lighting equipment designed to improve the efficiency with which the Newark Schools use various forms of energy (electricity and gas) and to reduce expenditures for that energy. The Company also arranged for, and sponsored participation of the facilities in the Standard Offer Program offered by Public Service Electric and Gas Company ("PSE&G"), through which PSE&G purchases energy savings generated by the project.

         Revenues to the Company were approximately $3.6 million for the fiscal year ended June 30, 2000. Revenues to the Company were approximately $3.9 million for the fiscal year ended June 30, 1999.

         Board of Education of the Hudson County Schools of Technology. In April 1999, the Company entered into an energy services agreement with the Hudson County Schools of Technology Board of Education (the "Hudson BOE"). Under this agreement, the Company is responsible for the design, procurement and installation of all equipment and the execution of an energy services agreement with PSE&G in order for Hudson BOE to benefit from payments under the PSE&G Standard Offer Program for energy saved by the project equipment. The Company will also install certain measurement and verification equipment in order to monitor the energy saved. The total revenues generated from this project are $1.7 million.

         Revenues to the Company were approximately $.3 million for the fiscal year ended June 30, 2000. Revenues to the Company were approximately $1.4 million for the fiscal year ended June 30, 1999.

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

         Revenues to the Company were approximately $60,000 in the fiscal year ended June 30, 2000. Revenues to the Company were approximately $900,000 in the fiscal year ended June 30, 1999.

         Unified School District No. 500, Wyandotte County, Kansas. In March 1998, the Company entered into an energy services agreement with Unified School District No. 500 (the "District") in Wyandotte County, Kansas. Total project construction revenues were approximately $6.0 million. Construction was substantially completed by the fiscal year end 1999. OES initially developed the project, which included the installation of multiple energy efficiency measures, including lighting retrofits, energy management systems, chiller and furnace replacements, and variable speed motor controllers. The Company estimates that the project should result in savings to the District of approximately $7,775,000 in energy and operating costs over the 10 year term of the agreement. The Company also will provide training, post-installation measurement and savings verification services, and steam trap maintenance repair services for the term of the agreement following the completion of construction of the project. The Company's future revenues associated with these ongoing services are estimated at approximately $818,000 over the 10 year contract period.

         Revenues to the Company were approximately $150,000 in the fiscal year ended June 30, 2000. Revenues to the Company were $5.9 million in the fiscal year ended June 30, 1999.

         R.E. Thomason General Hospital. In 1996, the Company entered into an agreement with R.E. Thomason General Hospital ("Thomason") for the operation and maintenance ("O&M") of its central utility plant. The original agreement ran for a 27-month period, commencing February 1996, with additional extensions at the option of Thomason. In April 1999, Thomason renewed the O&M agreement for an additional 12 months. In connection with this O&M agreement, the Company has staffed the central plant facility with eight full-time positions including a supervisor, mechanic and plant operators. This contract expires September 30, 2000 and the Company has been notified by Thomason that the contract will not be renewed.

         Revenues for fiscal year ended June 30, 2000 were approximately $873,000. Revenues for fiscal year ended June 30, 1999 were approximately $850,000.


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

         Consulting revenues to the Company were approximately $1.0 million and $1.5 million for the fiscal years ended June 30, 2000, and 1999, respectively.

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

         Comprehensive Energy Services. The Company provides its customers with comprehensive energy services. Such services include:

o    An initial energy audit
o Evaluation of purchase options for electricity and fuel, including tariff analysis
o    Detailed economic and feasibility analysis
o    Engineering and construction services
o    Management of project implementation
o    Verification of savings
o    Monitoring of performance and maintenance during the service term
o    Guaranteed savings and/or shared savings programs
o    Performance contracting with utilities and customers
o Financing, including arranging for direct loans and equipment leases (on and off balance sheet)

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

         During the last six years, the Company has successfully completed several utility DSM competitive bidding programs with PacifiCorp (April 1993); Southern California Edison Company (May 1994, and July 1995, by acquisition); Puget Sound Power & Light Company (June 1994) and Pacific Gas and Electric Company ("PG&E") (August 1996); The Company also has been a leading ESCO sponsor for Standard Performance Contracting programs in New Jersey and California.

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

         Energy Efficiency and Load Management: Energy efficiency is still a cornerstone of the service offerred by the Company in a deregulating world. Decreasing the use of energy while still performing the same amount of services is often the most cost-effective strategy for the end-user. In a deregulating world, load management takes on more importance because peak-pricing may be much more expensive than it once was in a bundled, regulated rate environment. The ability to move a customer's energy use from on-peak to off-peak times becomes more cost-effective in deregulating markets where more of the energy bill is subject to market forces and time-of-use pricing.

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

         In summary, there are several factors that distinguish the Company from most other ESCOs. These include:

         Independence: The Company is not affiliated with any provider of energy or with any equipment manufacturer. It makes unbiased choices with regard to sources of energy commodity or a specific piece of equipment (e.g. a control system) sold by an affiliate. The Company does not promote one energy specific technology (e.g. an electric technology) when another technology (e.g., a gas technology) could better serve the customer.

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

         Personnel: The Company has an experienced staff of energy service professionals whose senior managers are recognized leaders in the energy services industry. The President of the Company is a past President of NAESCO.

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

         Open Book Pricing: The Company also provides many of its customers with the option of open book pricing and sets forth the various cost components of a project.

         Accreditation: As discussed in National Accreditation above, the Company is accredited by NAESCO. It is also on the U.S. Department of Defense and Department of Energy approved lists of energy services companies.

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

         However, some government laws and regulations impose requirements upon the Company. The Company is subject to rules and regulations of the
Environmental Protection Agency, the Occupational Safety and Health Administration and other federal, state, county and municipal agencies. The Company's business entails "indirect" environmental risks from its subcontractors' handling and removal of polychlorinated biphenals (PCBs) ballasts, asbestos or asbestos-containing materials (ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and air quality compliance for emissions from its CHP facilities. The Company contracts with certified hazardous waste removal companies or requires its customers or subcontractors to contract with certified hazardous waste removal companies. The Company obtains indemnification from applicable customers and subcontractors as to liability the Company might incur in connection with hazardous materials or environmental concerns. The Company may also be subject to certain lighting level requirements in certain public facilities when it undertakes lighting retrofits. It has substantial experience in meeting such standards at both the Federal and State level.

Employees. As of October 5, 2000 the Company employed approximately 40 persons in regular or temporary full-time or part-time positions.

Item 2.  Description of Property.

         The Company's corporate headquarters is located in Carlsbad, California. The property is held on a three year lease expiring in July 31, 2001, and covering approximately 13,000 square feet. The Company also leases a 250 square foot storage facility on a month to month basis. The Company has a regional offices in San Ramon, California (lease of 2,000 square feet of office space on a three year lease expiring March 2001) and Washington, D.C. (where it shares space that is leased by Sycom Corporation).

         The Company's subsidiaries are located in Somerset, New Jersey (SO Corporation) and Topeka, Kansas (OES). Additionally, under a former agreement with SYCOM Corporation, the Company was required to reimburse SYCOM Corporation for the applicable continuing operating expenses (including rent) for the offices and a small warehouse in Somerset, New Jersey. This agreement was terminated effective June 30, 2000. No other office or warehouse space is leased or owned by the Company. Management believes that the current properties will be suitable for the Company's operations.

Item 3. Legal Proceedings In June 2000, the Company was served with an amended complaint by D. Falasca Plumbing, Heating Cooling, Inc. ("Falasca") in an action previously disclosed by the Company (Superior Court of New Jersey, Atlantic County, Docket No. ATL-L-93-00). In July 2000, the Company was served with a third party complaint by General Accident in response to the Falasca amended complaint. Both actions are related to one of the Company's projects. The General Accident action pleads similar causes of actions (breach of contract and related actions), and seeks indemnification and damages substantially similar to those sought in the prior action filed by General Accident. The Falasca action seeks indemnification, and alleges breach of contract and seeks payment of monies ($757,337) allegedly owed under a subcontract agreement, plus interest, costs of suit, attorneys' fees and other costs. The Falasca action also pleads similar causes of actions (breach of contract and related actions) and seeks damages substantially similar to those sought in the prior cross-claims filed by Falasca. Both prior actions were previously disclosed by the Company in its Form 10-QSB for the quarter ended March 31, 2000. The Company has filed its responsive pleadings in both actions and continues to evaluate this matter.

In early August 2000, the Company was served with a complaint by Planergy, Inc. ("Planergy") (Superior Court of New Jersey, Law Division, Somerset County, Docket No. SOM-L-1069-00) against the Company and other parties, including two of the Company's subsidiaries, seeking payment in the amount of $94,428 (plus interest) for equipment and services allegedly supplied by Planergy. The Company is in the process of preparing its responsive pleadings in this matter.

In August 2000, the Company received a copy of a complaint (United States District Court, District of New Jersey, Camden Vicinage, Civil Action No. 00cv942 (SMO)) filed by Independent Energy Services, Inc. ("IES"), a subcontractor of the Company, against the Company and other parties, including General Accident and two of the Company's current or former officers and directors, alleging breach of contract and related causes of action in connection  with one of the  Company's  projects.  The action  seeks  payment of monies ($710,562.78) allegedly owed under a subcontract agreement, plus interest, costs of suit and other alleged damages. This action is related to, and seeks damages substantially similar to those sought in, another action filed by IES (for breach of contract and related causes of action) and an action filed by General Accident (for indemnification) (Superior Court of New Jersey, Morris County, Docket No. L-214-00). Both prior actions by IES and General Accident were previously disclosed by the Company in its Form 10-QSB for the quarter ended December 31, 1999, and Form 10-QSB for the quarter ended March 31, 2000, respectively. While the Company has received a copy of the filed complaint, the

Company has not been properly served in this action but nevertheless is in the process of evaluating this claim. The Company continues to work with the parties to settle this matter.

In August 2000, Falasca filed a complaint (Superior Court of New Jersey, Hudson County, Law Division, Docket No. L-4713-00) against the Company and other parties, including three of the Company's current or former directors and officers, alleging breach of contract and related causes of actions in connection with one of the Company's projects. The action seeks payment of monies ($658,000) allegedly owed under a subcontract agreement, plus interest, costs of suit and other alleged damages. The Company was served with the complaint in late August and is in the process of preparing its responsive pleadings.

In August 2000, the Company received a copy of a complaint filed by Johnson Controls, Inc. (United States District Court, District of New Jersey, Civil Action No. 00-2533 (HAA)) against the Company and other parties, including one of the Company's subsidiaries, alleging breach of contract and related causes of action in connection with one of the Company's projects. The action seeks payment of monies ($490,707) allegedly owed under a subcontract agreement, plus interest, attorneys' fees, costs of suit and other alleged damages. While the Company has received a copy of the filed complaint, the Company has not been properly served in this action but nevertheless is in the process of evaluating this claim, including any applicable counter-claims. The Company also continues to work with the parties to settle this matter.

As previously disclosed by the Company, in March 2000, Powerweb Technologies, Inc. ("Powerweb"), a subcontractor to ERSI-Onsite, Inc. (ERSI), filed an action (Superior Court of New Jersey, Law Division, Essex County, Docket No. ESX-L-2071-00) against ERSI and the Company alleging breach of contract and related causes of action in connection with one of the Company's projects. The suit sought payment of monies ($121,800) allegedly due under subcontracts, as well as interest, costs of suit and punitive damages. Because the subcontracts contain arbitration provisions requiring that any disputes between the parties be settled by binding arbitration, the action was dismissed. In September 2000, Powerweb filed a demand for arbitration. The Company and ERSI continue to make efforts to settle this matter; however, no settlement agreement has been reached.

The Company has recognized expense associated with the amounts claimed under the various legal proceedings in the Company's prior financial statements, although the Company will continue to incur legal fees, expenses and costs related to these proceedings until the various matters are resolved.


Item 4.  Submission of Matters to Vote of Security Holders

         No matters have been submitted during the fiscal year ended June 30, 2000 to a vote of securities holders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Since August 2, 1995, the Company's Class A Common Stock has been quoted on the Over-the-Counter (OTC) Electronic Bulletin Board under the symbol "ONSE." The following table sets forth the high and low prices per share of the Company's Class A Common Stock for the prior two fiscal years by quarters

   Quarter Ended                       High                     Low
-----------------------              ---------                --------
September 30, 1998                    $1.2500                 $0.7812
 December 31, 1998                    $0.7810                 $0.4687
    March 31, 1999                    $0.9062                 $0.5000
     June 30, 1999                    $0.6250                 $0.3125
September 30, 1999                    $0.4500                 $0.2600
 December 31, 1999                    $0.3300                 $0.1400
    March 31, 2000                    $0.5800                 $0.1550
     June 30, 2000                    $0.2850                 $0.0900

         The high and low market quotations reflect inter-dealer prices, without
retail  mark-up,   mark-down  or  commission,   and  may  not  represent  actual
transactions.

         As of October 5, 2000, there were approximately 230 holders of record of the Common Stock.

         The Company has not paid dividends on its Class A Common Stock, nor does the Company anticipate paying cash dividends on the Class A Common Stock in the foreseeable future. The Company has paid stock dividends on the Series C Stock. The Series C Stock earns a dividend of 9.75 percent per annum, payable quarterly. Dividends have been paid in the form of 40,915 in the year ended June 30, 1999. Dividends were payable in additional shares of Series C Stock or cash at the option of the Company through November 1999. Thereafter, dividends are payable in cash.

         Dividends were declared and paid as required for each of the quarters through April 15, 1999. While the Board has authorized the payment of dividends to the extent such declaration and payment is allowed under applicable Delaware corporate law, under Delaware law, dividends on the Series C Stock could not be declared and paid as required on July 15, 1999, October 15, 1999, January 15, 2000, April 15, 2000, or July 15, 2000. Such, dividends were payable in additional shares of Series C Stock or cash at the option of the Company through November 1999. Thereafter, dividends are payable in cash.

         Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors.

         In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar were 16,208 shares of Series C stock related to the October 15, 1999 dividend, valued at $28,202 and $83,015 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock), the April 15, 2000 ($81,040 cash) and July 15, 2000 ($81,040 cash) dividend requirements

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

         As discussed in Item 1. Description of Business, the Company acquired OES, OMS, LTS and SO Corporation during the fiscal year 1998, and REEP and ERSI during the fiscal year 1999. During the fiscal year 2000, the Company sold LTS, OMS and limited the operation OES to industrial water purification in Kansas. In addition, the Company terminated its Sale and Noncompetition agreement with SYCOM Corporation and discontinued the operations of REEP and ERSI. To accurately depict the change in operations, liquidity and capital resources, the Company has given a consolidated comparative and also a comparative that removes the impact of its newly acquired and or divested subsidiaries.


The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the newly added/created subsidiaries. As a result, the Company anticipates substantial reductions in revenues, cost of sales and selling, general and administrative expenses. The Company has focused itself back on its core business of being an energy services company with primary emphasis in California markets.

Results of Operations.

         Revenues. Revenues decreased in the fiscal year ended June 30, 2000, by $25,893,797 or 58.71 percent. This decrease is primarily attributable to a decline in revenues of approximately $12.9 million at SO Corporation and a drop in revenues due to sale or disposition of other subsidiaries. After elimination of revenues attributable to newly acquired and or divested subsidiaries, revenues decreased by $19,126,956, or 60.40 percent from fiscal year ended June 30, 1999 to June 30, 2000. The decrease in revenues occurred as a result of the decrease discussed above as well as a decrease in revenues at OES resulting from the limiting in scope of OES to industrial water services whereas before OES was involved in industrial energy projects. Revenues at Onsite Energy Corporation ("OEC") also declined due to the inclusion in the prior year of a single project that contributed approximately $5 million in revenue.

         Gross Margin.  Gross margin for the fiscal year ended June 30, 2000 was
31.55 percent of revenues compared to 20.28 percent in fiscal year 1999. After elimination of revenues and cost of sales attributable to newly acquired and or divested subsidiaries, gross margin was 31.35 percent for the fiscal year 2000 compared to 21.75 percent in fiscal year 1999. The Company typically engages in several different types of business with substantially different margin results. The project types are as follows: general construction projects that produce a typical margin in the 15 to 35 percent range; fee based projects, where the major construction subcontractors are hired by the customer and, as such, the costs and related revenues do not flow through the Company and the margin can range from 30 to 80 percent; consulting contracts where the typical margins are 50 to 70 percent; and lighting projects, through LTS, REEP and ERSI, where the margins typically are lower, usually in the range of 10 to 25 percent. As a result of the mix in margins, the gross margin for any given period can fluctuate significantly and is not necessarily indicative of a trend.

         Selling, General & Administrative Expenses. Selling, general & administrative ("SG&A") expenses were $8,724,692 or 47.92 percent of revenues in the fiscal year ended June 30, 2000, compared to $11,193,561 or 25.38 percent of revenues in fiscal year 1999. After elimination of revenues and SG&A expenses attributable to newly acquired subsidiaries, SG&A as a percentage of revenues was 56.24 percent for fiscal year end 2000 compared to 29.16 percent for the fiscal year 1999. The increase was primarily due to the 58.71 percent decrease in revenue without corresponding decreases to SG&A. However, there were several significant changes in the fiscal year ended June 30, 2000 as discussed above that will have a dramatic impact (decrease) on SG&A in the future.

Bad debt expense - related party was $2,518,160 for the fiscal year ending June 30, 2000. The expense is the result of an assessment of the underlying estimate of collateral value and the result being much less than the then carrying value. This is primarily due to the termination of the Sale and Noncompetition agreement with SYCOM Corporation.

Impairment of property and equipment of $389,141 in the current year is also the result of the termination of the Sale and Noncompetition agreement with SYCOM Corporation. The Company will be surrendering title of these assets back to its original owners and does not anticipate any consideration for them.

Depreciation and amortization expense was $514,293 for the fiscal year ended June 30, 2000 compared to $1,074,855 as of June 30, 1999. The decrease of $560,562 was the result of the inclusion of approximately $503,000 of amortization of excess of purchase price over net assets acquired (goodwill) in the prior year whereas the current year there was no amortization due to the write off of goodwill relating to Sycom as of June 30, 1999.

Recovery of reserve provided for the sale of subsidiary was $358,670 reduction in expense in the current year, whereas in the previous year, a reserve of $1,010,000 was established for the estimated loss on disposition of LTS.

Loss on disposition of assets resulted from the sale of some of the assets of OES and all of the assets of OMS offset by a gain recognized on the sale and leaseback of certain assets.

         Loss from Operations. Loss from operations increased in the fiscal year ended June 30, 2000 by $58,009 or less than one percent. This increase was mainly attributable to the loss recognized related to the decision to terminate the Sale and Noncompetition agreement with SYCOM Corporation. In the current year, the Company charged to expense a total of $2,907,301 due to impaired values of amounts due from shareholders and the fixed assets of SO Corporation. In fiscal 1999, as a result of the operating losses of SO Corporation, management determined that the carrying value of excess of purchase price over net assets acquired had been impaired. The effect of this determination was to charge against operating earnings (additional loss) of $1,918,851, the unamortized balance as of June 30, 1999.

         Other Income/Expense. Other expense increased $100,479 for the fiscal year ended June 30, 2000. The change was attributable to a decrease in interest income of $138,866 offset by a decrease of interest expense of $38,387. The interest income in the fiscal year ending June 30, 1999 arose from notes receivable from shareholders. Further accrual of interest was suspended as the realizibility of the asset became questionable. The interest expense is related to notes payable on certain long-term construction projects added with the acquisition of SO Corporation and financing attributable to utility incentive payment streams.

         Net Loss. Net loss for the year ended June 30, 2000 increased by $159,588, or 2.5 percent from the loss for fiscal year 1999. This resulted in a loss per share of $0.42, compared to the loss per share for fiscal year 1999 of $0.36.

Liquidity and Capital Resources.

          Working capital was a negative $7,703,629 as of June 30, 2000, compared to a negative $6,511,390 as of June 30, 1999, an increase in negative working capital of $604,803.

         Cash flows used in operating activities for the year ended June 30, 2000 were $410,352, compared to $488,544 used for the year ended June 30, 1999.

         Cash flows provided by investing activities for the fiscal year ended June 30, 2000, were $1,192,891 compared to $2,840,421 in cash flows used in investing activities for the fiscal year ended June 30, 1999, an increase of $4,033,312. This change was primarily due to the reduction in loans to shareholders acquired with the new subsidiaries as well as proceeds from the sale of assets.

         Cash flows used in financing activities was $1,456,867 in the fiscal year ending June 30, 2000 compared to cash flows provided by financing activities of $2,136,367, a change of $3,593,234. The change was due to a decline in proceeds from issuance of preferred stock and notes payable of $1,998,667 and an increase of repayments on notes payable of $1,571,088.

         As of June 30, 2000, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and a negative shareholders' equity.

         The Company has suffered significant losses from operations for the past two fiscal years. For the years ended June 30, 2000 and 1999, the Company had net losses of $6,637,046 and $6,477,458, respectively, and had a negative working capital of $7,703,629 and an accumulated deficit of $34,978,075 as of June 30, 2000. Management believes that the Company will be able to generate additional revenues and improve operating efficiencies through a substantial reduction in overhead, the addition of new projects as well as by other means to achieve profitable operations. During the year ended June 30, 2000, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year end 2000, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the fiscal year, the Company sold its wholly-owned subsidiaries, LTS and OMS in an effort to raise cash and reduce operating losses. In a further step to reduce operating losses, the Company terminated its Sale and Noncompetition agreement with Sycom Corporation, discontinued the operations of REEP Onsite, Inc and ERSI Onsite, Inc. Management believes that all of the above actions will allow the Company to continue as a going concern, with reduced revenues and reduced expenses. Future cash requirements depend on the Company's profitability, it's ability to manage working capital requirements and its rate of growth.

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

Foreign Operations. On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the acquisition and development of potential projects in Panama and Latin America. There was no operating activity through the fiscal year ended June 30, 2000.

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

Impact of Recently Issued Standards. In Fiscal 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

Subsequently, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in Fiscal Year 2001 and is currently assessing the impact this statement will have on its consolidated financial statements. Management believes that the impact of SFAS No. 133 will not be significant to the Company.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting bulletin (SAB) 101 "Revenue Recognition in Financial Statements". SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.

     The information included under the headings "Election of Directors," "Directors and Executive Officers" and "Compliance with Section 16 of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2000, is incorporated herein by reference.

Item 10. Executive Compensation.

     The information included under the heading "Directors and Executive Officers" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2000, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information included under the heading "Voting Securities and Principal Stockholders Thereof" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2000, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions, appearing under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2000 is incorporated herein by reference.


               [ Remainder of this page intentionally left blank ]

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

     a)   Exhibit

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

     10.3 Form of Employment Agreement between Onsite Energy Corporation and William M. Gary III*

     10.4 Form of Employment Agreement between Onsite Energy Corporation and Frank J. Mazanec*

     10.5 Form of Employment Agreement between Onsite Energy Corporation and Hector A. Esquer*

    10.11 Energy Services Agreement (between Western Energy Management, Inc. and Tustin Unified School District dated October 1992)*

    10.29 Television City Cogen L.P. Energy Services Agreement (between Onsite Energy and CBS Operations & Engineering, a division of CBS Inc., dated 5/20/87)*

    10.32A. Extension  and Amendment to Agreement  for  $2,000,000  Note dated
          9/27/93 (between Television City Cogen, L.P. and Shawmut Bank N.A.)*

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

    10.82 Purchase and Assignment Agreement between Onsite and KENETECH Energy Management, Inc., dated March 20, 1996*****

    10.83 Operation and Maintenance Agreement between Onsite and El Paso County Hospital District dated June 1996 (executed March 1, 1996)*****

    10.84 Master Energy Efficiency Services Agreement between Onsite and West Covina Unified School District, dated June 3, 1996******

    10.85 Financing Agreement, Agreement for Purchase and Sale of Equipment and Assignment of Rights between Onsite and ChiCorp Financial Services, Inc., dated June 3, 1996******

    10.86.A Master Energy  Efficiency  Services  Agreement  between  Onsite and
          California State University, Fresno, dated June 28, 1996******

    10.86.B Energy Services Agreement No. 97-031 A, dated January 27, 1997, between Onsite Energy Corporation and State of Washington, Department of General Administration, Energy Conservation Services, Northern State Multi-Service Center, Sedro Woolley, Washington*******

     A.   Energy Services Agreement Amendment No. 1 dated July 14, 1997

     B.   Energy Services Agreement Amendment No. 2 dated August 4, 1997

   10.88.1Performance Based Energy Savings Agreement dated March 31, 1998, between Onsite Energy Corporation and Unified School District No. 500, Wyandotte County, Kansas********

    10.89 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and Lighting Technology Services, Inc., dated as of March 31, 1998********

    10.90 Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and The Fagan Company, dated as of March 31, 1998********

    10.91 Performance Based Energy Savings Agreement dated March 3, 1998, between Onsite Business Services, Inc. and the City of Anthony, Kansas

    21    Subsidiaries of the Registrant

    23.1  Consent of Hein + Associates LLP

------------------------

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

****** Previously filed as exhibits to Onsite's Form 10-KSB, as filed for the year ended June 30, 1996.

******* Previously filed as exhibits to Onsite's Form 10-KSB, as filed for the year ended June 30, 1997.

******** Previously filed as exhibits to Onsite's Form 10-QSB, as filed for the quarter ended March 31, 1998.


b)   Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    October 10, 2000                  By: /s/ RICHARD T. SPERBERG
                                              ----------------------------------
                                              Richard T. Sperberg
                                              Chief Executive Officer
                                              (Principal Executive
                                              Officer), Director


Date:    October 10, 2000                  By: /s/ J. BRADFORD HANSON
                                              ----------------------------------
                                              J. Bradford Hanson, CPA
                                              Chief Financial Officer,
                                              Principal Financial and Accounting
                                              Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ONSITE ENERGY CORPORATION


Date: October 10, 2000                        By: /s/ CHARLES C. MCGETTIGAN
                                                  -------------------------
                                                  Charles C. McGettigan
                                                  Chairman of the Board and
                                                  Outside Director


Date: October 10, 2000                        By: /s/ RICHARD T. SPERBERG
                                                  -------------------------
                                                  Richard T. Sperberg
                                                  Chief Executive  Officer,
                                                  President and Director


                                              By:
                                                  -------------------------
                                                  H. Tate Holt
                                                  Outside Director


Date: October 10, 2000                        By: /s/ FRANK J. MAZANEC
                                                  -------------------------
                                                  Frank J. Mazanec
                                                  Director
                                                  Senior Vice President


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditor's Report ....................................................................F-2

Consolidated Balance Sheet - June 30, 2000 ......................................................F-3

Consolidated Statements of Operations - For the Years ended
     June 30, 2000 and 1999......................................................................F-4

Consolidated Statement of Shareholders' Equity (Deficit) - For the Years ended
     June 30, 2000 and 1999......................................................................F-5

Consolidated Statements of Cash Flows - For the Years ended
     June 30, 2000 and 1999......................................................................F-6

Notes to Consolidated Financial Statements ......................................................F-7


                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Onsite Energy Corporation
Carlsbad, California

We have audited the accompanying consolidated balance sheet of Onsite Energy Corporation and subsidiaries (the "Company") as of June 30, 2000 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onsite Energy Corporation and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit of $7,703,629, and an accumulated deficit of $34,978,075. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
September 9, 2000

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000

ASSETS
-------
Current Assets:
    Cash                                                                                  $    226,080
    Accounts receivable, net of allowance for doubtful accounts of $61,000                     794,068
    Capitalized project costs                                                                   87,793
    Other assets                                                                                42,659
                                                                                          ------------
           TOTAL CURRENT ASSETS                                                              1,150,600

    Property and equipment, net of accumulated depreciation and
     amortization of $302,000                                                                  451,726
    Other assets                                                                                30,948
                                                                                          ------------
           TOTAL ASSETS                                                                   $  1,633,274
                                                                                          ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
    Notes payable, current portion                                                        $    126,091
    Capitalized lease obligation, current portion                                              212,120
    Liabilities in excess of assets held for sale                                            5,274,803
    Accounts payable                                                                         1,714,934
    Billings in excess of costs and estimated earnings on uncompleted contracts                155,515
    Accrued expenses and other liabilities                                                   1,370,766
                                                                                          ------------

          TOTAL CURRENT LIABILITIES                                                          8,854,229
Long-Term Liabilities:
    Notes payable , less current portion                                                        76,196
    Capitalized lease obligation, less current portion                                         171,174
    Deferred income                                                                            846,102
                                                                                          ------------
          TOTAL LIABILITIES                                                                  9,947,701
                                                                                          ------------
Commitments and contingencies (Notes 3 and 14)

Shareholders' Equity (Deficit):
     Preferred Stock, Series C, $.001 par value, 842,500 shares authorized, 649,120 issued and outstanding
         (aggregate $3,245,600 liquidation preference)                                             649
     Preferred Stock, Series D, $.001 par value,
        157,500 shares  authorized,  issued and outstanding and held in escrow                       -
     Preferred Stock, Series E, $.001 par value, 50,000 shares authorized,
        issued and outstanding,(aggregate  $1,000,000 liquidation preference)                       50
    Common stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares authorized, 18,069,267 issued and
       outstanding                                                                              18,069
       Class B common stock, 1,000 shares authorized, none issued and outstanding                   --
    Additional paid-in capital                                                              27,394,880
    Notes receivable - shareholders                                                           (750,000)
    Accumulated deficit                                                                    (34,978,075)
                                                                                          ------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                               (8,314,427)
                                                                                          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                      $  1,633,274
                                                                                          ============



The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 2000 and 1999


                                                                             2000                   1999
                                                                        -------------          --------------

Revenues                                                                $ 17,010,408            $ 43,534,737
Utility Revenues                                                           1,197,204                 566,672
                                                                        -------------          --------------
  Total revenues                                                          18,207,612              44,101,409

Cost of sales                                                             12,464,008              35,157,469
                                                                        -------------          --------------

    Gross margin                                                           5,743,604               8,943,940

Selling, general, and administrative expenses                              8,724,692              11,193,561
Bad debt expense - related party                                           2,518,160                      --
Impairment of property and equipment                                         389,141                      --
Depreciation and amortization expense                                        514,293               1,074,855
Recovery of reserve/reserve provided for sale
   of subsidiary                                                            (358,670)              1,010,000
Impairment of excess of purchase price
  over net assets acquired                                                   205,433               1,918,851
Loss on disposition of assets                                                 61,891                      --
                                                                        --------------          --------------
     Operating loss                                                       (6,311,336)             (6,253,327)
                                                                        --------------          --------------
Other income (expense):
   Interest expense                                                         (326,680)               (365,067)
   Interest income                                                             7,570                 146,436
                                                                        --------------          --------------
     Total other expense                                                    (319,110)               (218,631)
                                                                        --------------          --------------
Loss before provision for income taxes                                    (6,630,446)             (6,471,958)

Provision for income taxes                                                     6,600                   5,500
                                                                        --------------          --------------
Net loss                                                                $ (6,637,046)           $ (6,477,458)
                                                                        ==============          ==============
Net loss allocated to common shareholders                               $ (7,593,096)           $ (6,682,026)
                                                                        ==============          ==============
Loss per common share - basic and diluted:                              $      (0.42)           $      (0.36)
                                                                        ==============          ==============
Weighted average number of shares
   used in per common share calculation - basic and diluted:              18,185,543              18,469,094
                                                                        =============           ==============



The accompanying notes are an integral part of these consolidated financial statements.

                                  ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                For the Years Ended June 30, 2000 and 1999

                                                            Preferred Stock                                 Common Stock
                                       -------------------------------------------------------------  -------------------------
                                           Series C            Series D              Series E                 Class A

                                        Shares     Amount   Shares    Amount      Shares     Amount      Shares       Amount
                                       --------- --------- -------- ---------    --------   --------  -----------  ------------
Balances, July 1, 1998                 208,205   $    208     --    $    --            --    $   --    18,243,188   $ 18,243

Exercise of stock options                   --         --     --         --            --        --        75,334         75
Issued to Onsite 401k plan                  --         --     --         --            --        --       266,331        267
Sale of Series C preferred stock       400,000        400     --         --            --        --            --         --
Series C preferred stock dividend       40,915         41     --         --            --        --            --         --
Notes receivable from shareholders
   acquired in acquisitions                 --         --     --         --            --        --            --         --
Net loss                                    --         --     --         --            --        --            --         --
                                       --------- --------- -------- ---------    --------   --------  -----------  ------------
Balances, June 30, 1999                649,120        649     --         --            --        --    18,584,853     18,585
Issued to Onsite 401k plan                  --         --                              --        --       154,414        154
Sale of Series E preferred stock            --         --     --         --        50,000        50            --         --
Beneficial conversion element of
   Series E preferred stock                 --         --     --         --            --        --            --         --
Compensation recognized upon
issuance of preferred stock                 --         --     --         --            --        --            --         --
Acquisition of stock on sale of
   subsidiary                               --         --     --         --            --        --      (690,000)      (690)
Dividends waived in exchange
   for release of non-compete
   agreement                                --         --     --         --            --        --            --         --
Common stock issued for services            --         --     --         --            --        --        20,000         20
Repayment of notes receivable from
 shareholders acquired in acquisitions      --         --     --         --            --        --            --         --
Write-down to realizable value notes
   receivable from shareholders
   acquired in acquisitions                 --         --     --         --            --        --            --         --
Compensation expense recognized
   upon repricing of stock options          --         --     --         --            --        --            --         --
Net loss                                    --         --     --         --            --        --            --         --
                                       --------- --------- -------- ---------    --------   --------  -----------  ------------
 Balances, June 30, 2000               649,120   $    649     --    $    --        50,000    $   50    18,069,267   $ 18,069
                                       ========= ========= ======== =========    ========   ========  ===========  ============

                                              Additional             Notes
                                               Paid-In             Receivable        Accumulated
                                               Capital           Shareholders           Deficit              Total
                                             -------------      --------------       -------------       -------------
Balances, July 1, 1998                       $ 23,208,598        $ (1,335,217)       $(20,785,024)       $  1,106,808

Exercise of stock options                          23,404                  --                  --              23,479
Issued to Onsite 401k plan                        147,687                  --                  --             147,954
Sale of Series C preferred stock                1,999,600                  --                  --           2,000,000
Series C preferred stock dividend                 204,527                  --            (204,568)                 --
Notes receivable from shareholders
   acquired in acquisitions                            --          (2,757,882)                 --          (2,757,882)
Net loss                                               --                  --          (6,477,458)         (6,477,458)
                                             -------------      --------------       -------------       -------------
Balances, June 30, 1999                        25,583,816          (4,093,099)        (27,467,050)         (5,957,099)

Issued to Onsite 401k plan                         46,129                  --                  --              46,283
Sale of Series E preferred stock                  999,950                  --                  --           1,000,000
Beneficial conversion element of
   Series E preferred stock                       762,762                  --            (762,762)                 --
Compensation recognized upon
   issuance of preferred stock                     47,500                  --                  --              47,500
Acquisition of stock on sale of                  (192,512)                 --                  --            (193,202)
   subsidiary
Dividends waived in exchange
   for release of non-compete
   agreement                                      111,217                  --            (111,217)                 --
Common stock issued for services                    7,180                  --                  --               7,200
Repayment of notes receivable from
    shareholders acquired in acquisitions              --             824,939                  --             824,939
Write-down to realizable value notes
   receivable from shareholders
   acquired in acquisitions                            --           2,518,160                  --           2,518,160
Compensation expense recognized
   upon repricing of stock options                 28,838                  --                  --              28,838
Net loss                                               --                  --          (6,637,046)         (6,637,046)
                                             -------------      --------------       -------------       -------------
 Balances, June 30, 2000                     $ 27,394,880        $   (750,000)       $(34,978,075)       $ (8,314,427)
                                             =============      ==============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Years Ended June 30, 2000 and 1999


                                                                               2000                1999
                                                                          -------------        -------------
Cash flows from operating activities:
Net loss                                                                   $(6,637,046)         $(6,477,458)
Adjustments to reconcile net loss to net cash (used in)
   operating activities:
       Bad debt expense - related party                                      2,518,160                   --
       Adjustment resulting from impairment of property and equipment          389,141                   --
       Amortization of excess purchase price over net assets acquired               --              502,390
       Adjustment resulting from impairment of estimated carrying
        value of excess in purchase price over net assets acquired             205,433            1,918,851
       Amortization of acquired contract costs                                      --               50,196
       Estimated loss on disposal of subsidiary                                     --            1,010,000
       Loss on sale of assets                                                   61,891                   --
       Provision for bad debts                                                  26,000               35,000
       Depreciation and amortization                                           514,293              572,465
       Recovery of reserve provided for sale or disposal of subsidiary        (358,670)                  --
       Compensation recognized upon issuance of stock                          312,912                   --
       Expense related to issuance of common stock to 401k plan                107,102               83,046
       Compensation recognized upon repricing of stock options                  28,838                   --
(Increase) decrease:
       Accounts receivable                                                   4,604,625           (3,831,418)
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                            729,348             (252,419)
       Inventory                                                                 6,411               (7,347)
       Other assets                                                             69,704              (44,588)
       Capitalized project costs                                                16,569                   --
       Cash-restricted                                                         147,838                9,998
Increase (decrease):
       Accounts payable                                                     (2,464,716)           6,847,535
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                           (836,080)          (1,124,173)
       Accrued expenses and other liabilities                                  210,838               75,403
       Deferred income                                                         (62,943)             143,975
                                                                          -------------        -------------
             Net cash used in operating activities                            (410,352)            (488,544)
                                                                          -------------        -------------

Cash flows from investing activities:
       Purchases of property and equipment                                     (37,872)             (82,539)
       Repayment of loans to shareholders                                      511,673                   --
       Loans to shareholders                                                        --           (2,757,882)
       Proceeds from sale of assets                                            719,090                   --
                                                                          -------------        -------------
             Net cash provided by (used in) investing activities             1,192,891           (2,840,421)
                                                                          -------------        -------------

(continued)

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                   For the Years Ended June 30, 2000 and 1999


                                                                                     2000                    1999
                                                                                  ------------           ------------
Cash flows from financing activities:
       Proceeds from issuance of preferred stock                                    1,000,000              2,000,000
       Proceeds from notes payable                                                    384,286              1,382,953
       Proceeds from exercise of stock options                                             --                 23,479
       Repayment of notes payable - related party                                    (215,694)              (256,415)
       Repayment of notes payable                                                  (2,625,459)            (1,013,650)
                                                                                  ------------           ------------
             Net cash provided by (used in) financing activities                   (1,456,867)             2,136,367
                                                                                  ------------           ------------
Net decrease in cash                                                                 (674,328)            (1,192,598)
Cash, beginning of period                                                             900,408              2,093,006
                                                                                  ------------           ------------
Cash, end of period                                                               $   226,080            $   900,408
                                                                                  ============           ============
Supplemental disclosures of non-cash transactions:
       Purchase of equipment with notes payable                                   $   421,543            $        --
                                                                                  ============           ============
       Deferral of gain on sale/leaseback of equipment                            $    98,624            $        --
                                                                                  ============           ============
       Beneficial conversion feature of Series E preferred stock                  $   762,762            $        --
                                                                                  ============           ============
       Dividends waived on Series C preferred stock in exchange
        for release of covenant not to compete                                    $   111,217            $        --
                                                                                  ============           ============
       Sale of LTS in exchange for return of Class A common stock                 $   193,202            $        --
                                                                                  ============           ============
       Payment of Series C preferred stock dividends
          with Series C Preferred stock                                           $        --            $   204,568
                                                                                  ============           ============
       Payment of accrued liabilities with common stock                           $    19,192            $    79,119
                                                                                  ============           ============
Supplemental disclosures of cash transactions:
       Interest paid                                                              $   232,170            $   390,558
                                                                                  ============           ============
       Income taxes paid                                                          $     6,600            $     5,500
                                                                                  ============           ============



The accompanying notes are an integral part of these consolidated financial statements

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Nature of Operations:

         Onsite Energy Corporation (the "Company"), is an energy efficiency services company ("ESCO") that develops, designs, constructs, owns and operates comprehensive energy efficiency and on-site generation projects and assists customers in reducing the cost of purchased electricity and fuel. The Company also offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. In addition, the Company offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is the Company's mission to help customers save money through independent energy solutions.

         The Company was formed pursuant to a reorganization between Western Energy Management, Inc., a Delaware corporation ("WEM"), and Onsite Energy, a California corporation, which was effective February 15, 1994.

         In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), which was renamed Onsite Business Services, Inc. and subsequently changed its name to Onsite Energy Services, Inc. ("OES") (see Note 4). OES provides industrial water services in the state of Kansas.

         In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States Armature") through a newly formed subsidiary Onsite/Mid-States, Inc. ("OMS") (see Note 4). OMS provided specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa, and Oklahoma. The Company sold the assets of OMS to two former employees of OES in February 2000. (See note 4)

         On April 8, 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation to facilitate the acquisition of potential projects in Panama and Latin America. As of June 30, 2000, there has been no operating activity in this subsidiary.

         In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS") (see Note 4). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to the Company and other ESCOs primarily in Southern California. Effective September 30, 1999, the Company sold the stock of LTS back to one of LTS' founders. (See note 4)

         On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC through a newly-formed subsidiary SYCOM ONSITE Corporation ("SO Corporation") (See Note 4). SO Corporation is also an ESCO with customers primarily on the east coast of the United States. While SO Corporation continues to exist to meet commitment and servicing requirements of existing customers, its new business development activities have been discontinued.

         Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI") for the purpose of acquiring substantially all of the assets of REEP, Inc. for assumption of certain liabilities (see Note 4). The acquired assets were allocated between REEP and ERSI. REEP provides residential energy services while ERSI is a commercial lighting contractor. Effective June 30, 2000, the Company ceased the operations of REEP and ERSI.

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

         Revenue Recognition

         Revenues on development and construction of energy projects are recorded using the percentage of completion method. Under this method, the revenue recognized is that portion of the total contract price that the cost expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. The implementation period for a typical project is approximately three to six months. The implementation period for larger projects (those in excess of $2,000,000) can range from six to twenty four months.

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

         Operation and Maintenance Agreements

         Commencing July 1, 1993, the Company, on a limited basis, began entering into long-term operation and maintenance ("O&M") and M&V agreements with some of its customers. These agreements, where they exist, are components of the construction contracts that provide for ongoing service on the installed energy efficiency projects. These agreements are entered into as a condition of the implementation contract and are not a primary service of the Company and are accounted for as a component cost on the installed energy efficiency project. In the instances where estimated costs exceed estimated revenue, the Company records as an expense the estimates of future deficit cash flows and recognizes expense and a related liability in its financial statements during the construction period. In instances where revenues associated with the operation and maintenance exceed estimated costs, the revenues are recognized as costs are incurred using the percent complete method of accounting. In many instances, the Company has been paid or receives payments in advance of providing the service. In these

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         instances, amounts attributable to future services to be performed have been treated as deferred income and will be recognized as services are performed and/or costs are incurred.

         Cash and Cash Equivalents

         The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2000 and 1999, there were no cash equivalents outstanding.

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

         Excess of Purchase Price Over Net Assets Acquired

         Excess of purchase price over net assets acquired ("Goodwill") represented the purchase price in excess of the fair value of the net assets of acquired businesses and was being amortized using the straight-line method over its estimated useful life. The carrying value is evaluated at least annually. The Company considers current facts and circumstances, including expected future operating income and cash flows to determine whether it is probable that impairment has occurred. As a result of the operating losses of SO Corporation, management determined that the carrying value of excess of purchase price over net assets acquired had been impaired as of June 30, 1999. The effect of this determination was a charge against earnings (additional loss) of $1,918,851, the unamortized balance as of June 30, 1999.

         As a result of REEP's poor operating performance and due to the termination of the Sale and Noncompetition agreement with SYCOM
         Corporation that resulted in the termination of the ERSI operations, the excess purchase price over net assets acquired at REEP and ERSI was deemed to have been impaired. As a result, $205,433 was charged against earnings (additional loss) in the fiscal year ending June 30, 2000.

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

         Earnings Per Common and Common Equivalent Share

         Basic earnings per share excludes dilution and is calculated by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders was calculated by adding $956,050 and $204,568 of preferred stock dividends to net loss for the

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         years ended June 30, 2000 and 1999, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options, warrants and preferred stock convertible into an aggregate of 31,388,045 and 23,692,958 for the years ending June 30, 2000 and 1999, respectively were excluded in the earnings per share computation because their effect was anti-dilutive.

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

         Impact of Recently Issued Standards

         In Fiscal 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Subsequently, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in Fiscal Year 2001 and is currently assessing the impact this statement will have on its consolidated financial statements.
         Management believes that the impact of SFAS No. 133 will not be significant to the Company.

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements". SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Use of Estimates

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, percentage of completion on long term contracts, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets and realizability of shareholders notes receivable. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

         Fair Value of Financial Instruments

         The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is its demand value which is equal to its carrying value. The fair value of notes payable are based upon borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. As of June 30, 2000, the estimated fair values of notes payable approximate their carrying values.

         Concentrations of Credit Risk

         Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," the credit risk amounts shown in Note 17 do not take into account the value of any collateral or security.

         Reclassification

         Certain reclassifications have been made to the consolidated financial statements for the year ended June 30, 1999 to conform with the current year presentation. Such reclassifications had no effect on net loss.

3.       Basis of Presentation

         As shown in the accompanying financial statements, the Company has suffered significant losses from operations for the past two fiscal years. For the years ended June 30, 2000 and 1999, the Company had net losses of $6,637,046 and $6,477,458, respectively, and had a negative working capital of $7,703,629 and an accumulated deficit of $34,978,075 as of June 30, 2000. Management believes that the Company will be able to generate additional revenues and improve operating efficiencies through a substantial reduction in overhead, the addition of new

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         projects as well as by other means to achieve profitable operations. During the year ended June 30, 2000, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year ended June 30, 2000, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing shareholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock and warrants to purchase Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the fiscal year, the Company sold its wholly-owned subsidiaries, LTS and OMS (see note 4) in an effort to raise cash and reduce operating losses. In a further step to reduce operating losses, the Company terminated its Sale and Noncompetition agreement with SYCOM Corporation and ceased operations of REEP Onsite, Inc and ERSI Onsite, Inc. (see note 4) Management believes that all of the above actions will allow the Company to continue as a going concern. Future cash requirements depend on the Company's profitability, it's ability to manage working capital requirements, its ability to sell or dispose of certain assets of the Company or for which it is a secured creditor, and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing shareholders.

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

4.       Acquisitions/Dispositions

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

         In February 1998, OES acquired the operating assets of Mid-States Armature for $290,000 through its newly created subsidiary, OMS. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of OMS in the consolidated operations commenced on the acquisition date. The Company sold the assets of OMS and some of the assets of OES to two former employees of OES for $290,000 cash plus any unpaid earnings on projects in progress in February 2000. As a result of the sale, the Company incurred a loss of $72,521.

         Effective June 13, 1998, the Company acquired all of the outstanding common shares of LTS, in exchange for 690,000 shares of the Company's Class A Common Stock plus $500,000. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and LTS. The transaction was accounted for as a purchase and accordingly, the inclusion of the operations of LTS in the consolidated operations

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         commenced on the acquisition date. The resulting purchase price including acquisition costs was $995,788 which resulted in $1,445,922 being allocated to excess of purchase price over net assets acquired. The excess of purchase price over net assets acquired was being amortized over a period of 60 months beginning July 1998. Effective September 30,1999, the Company sold 95 percent of its interest in LTS. The Company received the 690,000 shares of the Company's Class A Common Stock that it had originally issued in connection with the acquisition of LTS as well as a ten year non-interest bearing note for approximately $936,000, which may be repaid by LTS by providing lighting services to the Company. In addition, the note has been fully reserved due to uncertainty surrounding the collectibility of the note. In fiscal year 1999, when the Company had made the decision to dispose of LTS, it had established a reserve for the loss on disposition of $1,010,000. The actual loss to the Company was $651,330 resulting in a recovery of reserve for loss of $358,670 in the fiscal year ended June 30, 2000.

         On June 30, 1998, the Company acquired all the assets and specific liabilities of SYCOM Enterprises, LLC ("SYCOM, LLC") through a newly-created subsidiary (SO Corporation) in exchange for 1,750,000 shares of the Company's Class A Common Stock. This stock issuance was valued at the average of the closing bid and ask prices for three days before and after the acquisition was agreed to by the Company and SYCOM, LLC. In addition, under a Sale and Noncompetition Agreement SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P. and affiliates of SYCOM, LLC, in exchange for the right to receive 157,500 shares of Series D Convertible Preferred Stock ("Series D Stock") that is convertible into 15,750,000 shares of the Company's Class A Common Stock. The Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company will retain the project assets purchased from SYCOM, LLC as well as the projects developed over the past two years. Pursuant to the terms of a Share Repurchase Agreement, the Company may repurchase the escrowed Series D Stock (including the Company's Class A Common Stock into which the Series D Stock is convertible) for $0.001 per share. if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement will be achieved. The Company also may repurchase the escrowed Series D Stock during the 30 day period prior to the scheduled release date (June 30, 2006) if any one of the specified conditions for release of the Series D Stock has not been satisfied. Due to the uncertainty of the ultimate issuance of these shares, no value was ever attributed to the Preferred shares. As of September 9, 2000, the Company had not repurchased the Series D Stock.

         In connection with the Sale and Noncompetition Agreement, the Company had agreed to make loans to SYCOM Corporation and SYCOM Enterprises, L.P. from time to time equal to their general and administrative expenses and debt service to third parties with interest at 9.75 percent per annum. (See Note 11). The Company may require immediate repayment of such loans if certain earnings thresholds are not met. As a result of the termination of the Sale and Noncompetition Agreement, the advances were deemed to have been impaired and written down to its estimated realizable value of $750,000, the estimated value of underlying collateral. The charge against earnings (increase to loss) was $2,518,160 in the year ended June 30, 2000.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Effective April 1, 1999, the Company, through two newly formed entities, REEP Onsite, Inc. and ERSI Onsite, Inc., acquired substantially all of the assets of REEP, Inc. for assumption of certain liabilities. Effective June 30, 2000, the Company ceased the operations of REEP and ERSI.

5.       Accounts Receivable

         Accounts Receivable consisted of the following as of June 30, 2000:


Contracts Receivable:
     Completed Contracts                                            $    20,717
     Contracts in Progress                                               84,827

Trade receivables                                                       749,524

Less: Allowance for doubtful accounts                                    61,000
                                                                    -----------
Total                                                               $   794,068
                                                                    ===========

6.       Cost and Estimated Earnings on Uncompleted Contracts

         Costs and estimated earnings on uncompleted contracts as of June 30, 2000 consisted of the following:


Costs incurred                                                      $   905,203
Estimated earnings                                                      273,382
                                                                    ------------
                                                                      1,178,585
Less:  Billings to date                                               1,334,100
                                                                    ------------
                                                                    $  (155,515)
                                                                    ============

Included in the accompanying Balance Sheet under the following captions:

Costs and estimated earnings in excess of
     billings on uncompleted contracts                              $        --

Billings in excess of costs and earnings
     on uncompleted contracts                                           155,515
                                                                    -----------
                                                                    $   155,515
                                                                    ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.    Property and Equipment

      Property and equipment at June 30, 2000 consisted of:


                                                                             Estimated Useful Lives
                                                                            -----------------------

        Office furniture and equipment               $       47,295              5-7 years
        Water treatment plants, under
         capital lease                                      421,543               50 to 56 months
        Equipment and tools                                 262,489             7-10 years
        Vehicles                                              2,450                5 years
        Leasehold improvements                               19,949             5-20 years
                                                     ---------------
                                                            753,726

        Less:  Accumulated depreciation     and
        amortization                                       (302,000)
                                                     ---------------
                                                     $      451,726
                                                     ===============


         Depreciation and amortization expense amounted to $514,293 and $572,465 for the years ended June 30, 2000 and 1999, respectively.


8.      Notes Payable

        Notes payable at June 30, 2000 consisted of the following:

        Notes payable,  collateralized by utility incentive  payments with
        interest at 12%                                                         $  202,287

        Less: Current portion                                                      126,091
                                                                               -------------
        Total Long Term Notes Payable                                           $   76,196
                                                                               =============

        Future scheduled principal payments for notes payable are as follows:

        Year Ending June 30,
        2001                                                                    $  126,091
        2002                                                                        76,196
                                                                               -------------
                                                                                $  202,287
                                                                               =============


                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       Accrued expenses and other liabilities

         At June 30, 2000 accrued expenses and other liabilities consisted of the following:


        Accrued utility commitments                    $       437,052
        Payroll and related payroll taxes                      376,584
        Stock in lieu of pay                                   258,212
        Deferred income                                        131,744
        Accrued interest                                        61,601
        Consideration related to acquisition                    50,000
        Accrued legal settlements                               47,911
        Other accrued liabilities                                7,662
                                                       ----------------
                                                       $     1,370,766
                                                       ================

10.      Shareholders' Equity

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

         On July 14, 1998 and February 12, 1999, the Company exercised its right under the Stock Subscription Agreement to require Westar Capital to purchase a total of an additional 400,000 shares of Series C Convertible Preferred Stock for $2 million.

         Class A and Class B Common Stock

         Holders of Class A Common Stock are entitled to one vote per share for the election of directors and other corporate matters which shareholders are entitled or permitted to vote. Holders of Class B Common Stock shall not be entitled to vote but are entitled to receive dividends ratably with Class A Common Stock when and as declared by the Board of Directors. As of June 30, 2000, there were no shares of Class B Common Stock issued and outstanding.

         Warrants

         On September 11, 1997, the Company issued warrants to purchase 525,988 shares of Class A Common Stock at $0.1875 per share, which expire on September 11, 2002, to an officer and to an entity affiliated with a director as consideration for posting collateral and guaranteeing performance bonds. The Company recognized $18,980 in expense related to these warrants.

         On June 30, 1998, the Company agreed to pay $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock at $0.4185 per share, through June 30, 2003, to entities affiliated with a director as

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         consideration for services rendered in the acquisition of the assets of SYCOM, LLC. The Company recognized $92,016 related to these warrants which was accounted for as additional purchase price of SO Corporation.

         On August 2, 1999, in connection with the issuance of Series E Preferred Stock, the Company issued warrants to purchase 1,250,000 shares of Class A Common Stock at an exercise price of $0.50 per share and 1,250,000 shares of Class A Common Stock at an exercise price of $0.75 per share expiring on August 2, 2009. All but 250,000 of these warrants were issued to parties related to the Company.

         On August 2, 1999, in connection with the stock in lieu of pay, the Company issued warrants to purchase 189,437 shares of Class A Common Stock at an exercise price of $0.50 per share and 189,437 shares of Class A Common Stock at an exercise price of $0.75 per share expiring on August 2, 2009.

         As of June 30, 2000, the Company has issued and outstanding a total of 3,564,872 warrants to purchase shares of its Class A Common Stock. The exercise prices range from $0.1875 to $0.75 per share with expiration dates ranging from September 2002 through August 2009.

         Preferred Stock

         On  October  23,  1997,   the  Company   amended  its   Certificate  of
         Incorporation to eliminate the Series A and B Convertible Preferred Stock.

         Each holder of a share of Series C Convertible Preferred Stock ("Series C") is entitled to one vote per share for each share of Class A Common Stock that Series C is convertible into and to an annual dividend at the rate of 9.75 percent of the Series C liquidation preference ($5.00 per share) payable quarterly. Dividends are cumulative. Each share of Series C is convertible at the option of the holder into five shares of Class A Common Stock. Dividends in the amount of $204,568 were paid in the form of 40,915 shares of Series C Preferred Stock during the year ended June 30, 1999.

         Dividends were declared and paid as required for each of the quarters through April 15, 1999. While the Board has authorized the payment of dividends to the extent such declaration and payment is allowed under applicable Delaware corporate law, under Delaware law, dividends on the Series C Stock could not be declared and paid as required on July 15, 1999, October 15, 1999, January 15, 2000, April 15, 2000, or July 15,
         2000. Such, dividends were payable in additional shares of Series C Stock or cash at the option of the Company through November 1999. Thereafter, dividends are payable in cash.

         Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors.

         Additionally, all of the issued and outstanding shares of Series C Stock are held by Westar. Under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors.

         In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar were 16,208 shares of Series C stock related to the October 15, 1999 dividend, valued at $28,202 and $83,015 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock, valued at $1,661), the April 15, 2000 ($81,040 cash) and July 15, 2000
         ($81,040 cash) dividend requirements. The total cash value of dividends in arrears as of June 30, 2000 was $82,071.

         Holders of Series D Convertible Preferred Stock ("Series D") are not entitled to dividends or to vote. Each share of Series D is convertible, at the option of the holder, into 100 shares of Class A Common Stock. All shares of Series D are held in escrow (see Note 4).

         Each holder of a share of Series E Convertible Preferred Stock ("Series C") is entitled to one vote per share for each share of Class A Common Stock that Series E is convertible into. Holders of Series E
         Convertible Preferred Stock are entitled to receive dividends if and when declared by the Board. Each share of Series E is convertible, at the option of the holder, into 100 shares of Class A Common Stock.

         In August 1999, the Company completed a private placement of equity securities with its Chairman of the Board and other related investors. Terms of the placement include the issuance of 50,000 shares of Series E Convertible Preferred Stock that is convertible into 5,000,000 shares of Class A Common Stock, warrants to purchase 1,250,000 shares of Class A Common Stock at an exercise price of $0.50 per share and warrants to purchase 1,250,000 shares of Class A Common Stock at exercise price of $0.75 per share. The preferred shares were convertible at a rate which was below market on the date of issuance, resulting in a beneficial conversion element. The shares are immediately convertible and the beneficial conversion element of $762,762 was recorded as a preferred stock dividend in the fiscal year ending June 30, 2000. A portion of the securities was sold to a director. The intrinsic value of preferred shares sold to the director was $47,500, and resulted in a charge against earnings (increased loss) in the fiscal year ending June 30, 2000.

         As a condition to the investment in the Series E Preferred Stock discussed above, certain employees of the Company accepted a reduction in their base salary over a six month period totaling $151,500 in exchange for 757,748 shares of Class A Common Stock and warrants to purchase Class A Common Stock at an exercise price above the then existing market price. The purchase price of the stock was at a price below market at the time the agreements were entered into, resulting in additional compensation expense of $113,662.

         Notes Receivable - Shareholders

         As of June 30, 2000 notes receivable shareholders includes amounts due from affiliates of SYCOM, LLC in the amount of $3,268,160 collateralized by certain assets of these affiliates. Such amounts are classified as contra-equity. The Company wrote off, as uncollectible, a

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         total of $2,518,160 in the current fiscal year as a result of the termination of the SYCOM agreement discussed in Note 4. As a result of the write off, the net carrying value of these notes is $750,000, the estimated value of its underlying collateral.

11.      Stock Option Plans

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

         There was no option activity under the 1991 plan for the years ended June 30, 2000 or 1999. As of June 30, 2000, all 85,000 options outstanding under the plan were exercisable at $5.3125 through January 15, 2003.

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

         As of June 30, 2000, the status of the 1993 Plan was as follows:

                                                                                     Weighted
                                                                                       Average
                                  Outstanding            Exercise Price              Exercise        Exercisable
                                   Options                 Per Share                   Price           Options
                                 -------------        -----------------            -------------     ------------

July 1, 1998                       2,998,258            $0.23 - $5.3125            $     0.6259       1,596,651
                                 =============

    Options granted                  394,000            $0.36 - $1.2180            $     0.5364
    Options exercised                (75,334)           $0.25 - $0.5000            $     0.3302
    Options cancelled               (326,691)           $0.25 - $1.1250            $     0.5289
                                 -------------

 June 30, 1999                     2,990,233            $0.23 - $5.3125            $     0.6326       1,588,626

    Options granted                3,111,808           $0.0975 - $0.336            $     0.106
    Options exercised                     --                         --                     --
    Options cancelled             (3,215,234)          $0.155 - $5.3125            $     0.473
                                 ------------                                                        ------------
June 30, 2000                      2,886,807           $0.0975 - $0.105            $     0.098        2,357,912
                                 ============                                                        ============


         At June 30, 2000, no additional options were available for granting to purchase shares of Class A Common Stock.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The weighted average contractual life for all options as of June 30, 2000, was approximately six years, with exercise prices ranging from $.0975 to $.105.

         On June 1, 2000 the Company repriced 2,883,808 existing options under the plan to $.0975 price per share, the average between the bid and ask closing market price on that date. As a result of the repricing, these options will be accounted for as variable plan options under the provisions of APB 25 for the life of the options. As such, future increases in the market price of the Company's Class A Common Stock will result in additional compensation expense. In the fiscal year ended June 30, 2000, $28,838 was recorded as compensation expense related to these repriced options.

         Proforma Information

         As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 2000 and 1999 consistent with the provisions of FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                              Year Ended June 30,
                                             2000            1999
                                      ----------------  -------------------

        Net Loss                      $   (6,880,961)   $  (7,093,388)
                                      ================  ===================
        Basic and Diluted Loss Per
          Common Share                $        (0.38)   $       (0.38)
                                      ================  ===================

         The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: expected volatility of 125.33 percent for the year ended June 30, 2000, 117.83 percent for the year ended June 30, 1999, an expected life of three years for option shares, no dividends would be declared during the expected term of the options, and a risk-free interest rate using the monthly U.S. Treasury T-Strip Rate at the option grant date for fiscal years ended 2000 and 1999 respectively.

         The weighted average fair value of stock options granted to employees during the fiscal years ending June 30, 2000 and 1999 was $0.08 and $0.38 respectively.

         SYCOM Non Plan Options

         During fiscal year 1999, the Company issued stock options that were not part of the 1993 Plan (the "Non-Plan Options"). The maximum term for Non-Plan Option grants is five years with a maximum vesting period of four years.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         A summary of Non-Plan Option transactions during the years ended June 30, 2000, and 1999 is as follows:

                                                 Outstanding             Exercise Price             Exercisable
                                                   Options                  Per Share                 Options
                                              -------------------    ------------------------    -------------------
        July 1, 1998                                        -                                                  -

             Options granted                          899,126           $0.3850 - $0.8125                765,126
             Options exercised                              -                   -                              -
             Options cancelled                        (11,000)          $0.4185 - $0.8125                      -
                                              -------------------                                -------------------

        June 30, 1999                                 888,126           $0.3850 - $0.5465                765,126

             Options granted                                -                   -                              -
             Options exercised                              -                   -                              -
             Options cancelled                        (32,000)               $0.4185                           -
                                              -------------------                                -------------------

        June 30, 2000                                 856,126           $0.3850 - $0.5465                787,876
                                              ===================                                ===================


         The weighted-average exercise price of stock options exercisable under the Non Plan Options at June 30, 2000 and 1999, was $0.4184 and $0.4185, respectively.

12.      Income Taxes

         Income tax expense for the years ended June 30, 2000 and 1999 is comprised of the following:


        Year ended June 30, 2000          Current             Deferred              Total

             Federal                  $         -        $          -        $           -
             State                          6,600                   -                6,600
                                      ---------------    -----------------   -----------------
                                      $     6,600        $          -        $       6,600
                                      ===============    =================   =================


        Year ended June 30, 1999          Current             Deferred              Total
             Federal                  $         -        $          -        $           -
             State                          5,500                   -                5,500
                                      ---------------    -----------------   -----------------
                                      $     5,500        $          -        $       5,500
                                      ===============    =================   =================

         The actual income tax expense differs from the "expected" tax (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34 percent for each period) as follows:

                                                                      2000            1999
                                                                  --------------  ---------------

        Amount of expected tax (benefit)                          $   (2,254,300) $   (2,200,400)
        Non-deductible expenses                                            2,800         450,000
        State taxes, net                                                   4,400           3,600
        Change in valuation allowance for deferred tax
        assets                                                         2,253,700       1,752,300
                                                                  --------------  ---------------
             Total                                                $        6,600  $        5,500
                                                                  ==============  ===============


                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of the net deferred tax asset recognized as of June 30, 2000, are as follows:


Current deferred tax assets (liabilities):
     Litigation settlement accrual                                 $     14,000
     Vacation accrual and deferred compensation                         130,000
     Inventory reserve                                                   26,200
     Deferred revenue                                                    45,400
     Book compensation on issuance of stock
       options                                                           64,300
     Allowance for doubtful accounts                                     32,900
     Other                                                                  900
                                                                   ------------
                                                                        313,700
     Valuation allowance                                               (313,700)
                                                                   ------------
         Net current deferred tax asset                            $         --
                                                                   ============
Long-term deferred tax assets (liabilities):
     Net operating loss carryforwards                              $ 10,083,700
     Goodwill due to difference in amortization                       1,181,500
     Depreciation                                                       112,800
     Alternative minimum tax credit                                      11,200
                                                                    ------------
                                                                     11,389,200
     Valuation allowance                                            (11,389,200)
                                                                   ------------
         Net current deferred tax asset                            $         --
                                                                   ============

         The deferred tax asset also includes the future benefit of the tax deduction for the exercise of stock options of $84,000. The deferred asset is fully reserved through the valuation allowance. Any future tax benefit realized for this item will be a credited to paid-in capital.

         At June 30, 2000, the Company has net operating loss carryforwards of approximately $28,739,000, which expire in the years 2006 through 2020. The Company has California net operating loss carryforwards at June 30, 2000 of $3,536,000, which expire in years 2000 through 2005.

         The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50 percent change in ownership due to various stock transactions.

13.      Related Parties

         During the fiscal year ended June 30, 1999, the Company paid one director of the Company professional fees in the amount of $14,535. No such fees were incurred during the fiscal year ended June 30, 2000.

         As of June 30, 2000, OES has outstanding accounts receivable with Western Resources, Inc., the parent company of a shareholder of the Company, in the amount of $41,326 in relation to water treatment plants in Lawrence, Kansas and Tecumseh, Kansas. OES recognized $465,354 in revenue from Western related to these water treatment facilities.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Westar Capital has guaranteed any shortfalls of energy savings on the Company's contract with one customer. Such guaranty is backed by an insurance policy purchased by the Company for a short fall of energy savings. In addition, Westar Capital and an affiliate have indemnified a bonding company for bid and performance bonds obtained by the Company. (Also see Note 10).

14.      Commitments and Contingencies

         Leases

         The Company leases its administrative facility under a non-cancellable operating lease expiring in 2001 with a three-year renewal option. As of August 1, 1998, the Company increased its office space that is included under the current lease. The Company expanded its regional offices to include San Ramon, California, where office space is rented on a three year lease that expires March 2001. The Company also leases, on a month to month basis, a 250 square foot storage facility in Carlsbad, CA.

         The Company sold its water treatment plants for $421,543 in April 2000. The plants were leased back from the purchaser for a period of 22 months. The resulting lease is being accounted for as a capital lease, and the resulting gain of $110,325 is being amortized over the life of the lease. During the fiscal year ended June 30, 2000, $11,701 of the gain was recognized. The lease requires the Company to customary operating and repair expenses and requires a $50,000 buyback at the end of the term.

         Future minimum lease payments under operating and capital leases (including equipment) is as follows:


                                                                   Operating
                       Year Ending June 30,                         Leases               Capital Leases
         -------------------------------------------------    ------------------    -----------------------
                              2001                            $         411,000     $          251,380
                              2002                                       73,000                180,730
                              2003                                       27,000                      -
                              2004                                       16,000                      -
                              2005                                            -                      -
                                                             -------------------    -----------------------
         Total minimum lease payments                         $          527,000                432,110
                                                             ===================
        Less: amount representing interest                                                      48,816
                                                                                    -----------------------
        Present value of capitalized lease
           payments                                                                            383,294
        Less: current portion                                                                  212,120
                                                                                    -----------------------
                                                                                    $          171,174
                                                                                    =======================

         Total rent expense, including month-to-month equipment rentals, was approximately $416,000 and $467,000 in 2000 and 1999, respectively.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Guaranteed Savings

         The Company is contingently liable to some of its customers pursuant to contractual terms in the event annual guaranteed savings are not achieved by the customer. These guarantees are derived from conservative engineering estimates and generally are guaranteed at a level of less than 100 percent of the total estimated savings. As of June 30, 2000, projects with associated savings guarantees had an aggregate annual savings of approximately $5.4 million of which the Company has guaranteed an aggregate of approximately $4.0 million annually. To date, the Company has not incurred any losses associated with these guarantees and any risk of future losses attributable to these guarantees is considered by management to be remote.

         Litigation

         The Company is currently involved in approximately 13 lawsuits, or suits about to be filed aggregating approximately $4.0 million for non-payment to its subcontractors on various projects implemented by the Company. In almost every matter, the party is seeking payment of amounts due them plus interest and legal costs incurred. The Company has accrued amounts claimed under the various legal proceedings and included it in the financial statements in accounts payable. The Company will continue to incur legal fees, expenses and costs related to these proceedings until the various matters are resolved.

         Sale or Disposal of Subsidiaries

         The Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation (see also Note 4). As a result, SO Corporation operations are limited to projects acquired from Sycom LLC and projects developed since acquisition. New business development efforts from this subsidiary have been terminated. SO Corporation has ongoing servicing commitments, uncompleted projects and other revenue generating activities that will either be sold or contracted out to SYCOM Corporation or other parties. As a result, the assets and liabilities of SO Corporation have been reclassified to the category "liabilities in excess of assets held for sale".

         The termination of the Sale and Noncompetition Agreement affected the realizability of amounts due from shareholders as well as property and equipment. As a result of these determinations, the notes receivable from shareholders was written down by $2,518,160 to a net carrying value of $750,000, the estimated value of underlying collateral and property and equipment was written down by $389,141 to a zero net carrying value as the Company expects it will not realize anything for

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         these assets. A total of $2,907,301 was charged against earnings (increased loss) in the fiscal year ending June 30, 2000 for these write downs.

         The amounts included in the financial statements as of June 30, 2000, related to SO Corporation, consisted of the following:

        ASSETS:
        Accounts receivable                                    $    1,120,936
        Cost and estimated earnings in excess of billings on
             uncompleted contracts                                    375,380
                                                               -----------------
             Total assets                                           1,496,316
                                                               -----------------
        LIABILITIES:
        Accounts payable                                       $    5,199,215
        Notes payable                                                 579,476
        Billings in excess of costs and estimated earnings on
             uncompleted contracts                                    405,167

        Deferred income                                               262,132
        Accrued expenses and other liabilities                        325,129
                                                               -----------------
              Total liabilities                                      6,771,119
                                                               -----------------
        Liabilities in excess of assets held for sale          $    5,274,803
                                                               =================

         Total revenues generated by SO Corporation was approximately $7.1 million and $20.0 million for the years ended June 30, 2000 and 1999, respectively. Loss before taxes for these subsidiaries was approximately $6.1 and $3.8 for the years ended June 30, 2000 and 1999, respectively.

15.      Defined Contribution Plan

         The Company sponsors a 401(k) defined contribution plan, which covers substantially all employees. Company matching contributions are determined annually at the discretion of management and vest at the rate of 20 percent per year of employment. For the current year, the company match was 75 percent of the employee contribution up to 6 percent of their annual salary. During the years ended June 30, 2000 and 1999, the Company's matching contribution expense was $107,103 and $83,046, respectively. The Company match was in the form of Class A Common Stock issued to the plan's fiduciary. Shares issued or issuable in matching were 673,725 and 266,331 for the fiscal years 2000 and 1999, respectively.

16.      Significant Customers

         Revenues from the three largest customers accounted for 33 percent (20 percent, 8 percent and 5 percent each) of total revenues in fiscal 2000, and revenues from three other customers accounted for 34 percent (16 percent, 11 percent, 9 percent each) of total revenues in fiscal 1999.

17.      Concentration of Credit Risk

         The Company operates in one industry segment, energy efficiency and consulting services. The Company's customers generally are located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         At June 30, 2000, accounts receivable totaled $794,068, and the Company has provided an allowance for doubtful accounts of $61,000.

         For the years ended June 30, 2000, and 1999, bad debts totaled $30,000 and $123,000 respectively. The Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

         At June 30, 2000, the Company maintained cash balances with a commercial bank, which were approximately $126,000 in excess of FDIC insurance limits.