Form 10QSB
period 2000-09-30
ONSITE ENERGY CORP
filed 2000-11-14
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB



(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

     TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the transition period from       to

Commission File Number 1-12738


                            ONSITE ENERGY CORPORATION
                 -----------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                  33-0576371
----------------------------------       -------------------------------------
(State or other jurisdiction             (I.R.S.  Employer Identification No.)
of incorporation or organization)


        701 Palomar Airport Road, Suite 200, Carlsbad, CA         92009
        --------------------------------------------------     ---------
         (Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:  (760) 931-2400


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such  filing  requirements  for the past 90 days.  Yes X    No

The number of Class A common stock, $0.001 par value, outstanding as of November 9, 2000 is 19,392,396.

Part I - Financial Information

Item 1. Financial Statements

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                               September 30, 2000
                                   (Unaudited)


ASSETS

Current Assets:
    Cash                                                                                           $    546,202
    Accounts receivable, net of allowance for doubtful accounts of $37,000                              847,787
    Costs and estimated earnings in excess of billings on uncompleted contracts                          14,055
    Other assets                                                                                         88,724
                                                                                                   -------------
           TOTAL CURRENT ASSETS                                                                       1,496,768

    Property and equipment, net of accumulated depreciation and amortization of $372,000                387,535
    Other assets                                                                                         27,748
                                                                                                   -------------
           TOTAL ASSETS                                                                            $  1,912,051
                                                                                                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable, current portion                                                                 $    183,127
    Capitalized lease obligation, current portion                                                       219,305
    Liabilities in excess of assets held for sale                                                     4,136,016
    Accounts payable                                                                                  2,020,459
    Billings in excess of costs and estimated earnings on uncompleted contracts                         520,983
    Accrued expenses and other liabilities                                                            1,098,434
                                                                                                   -------------
          TOTAL CURRENT LIABILITIES                                                                   8,178,324

Long-Term Liabilities:
    Notes payable, less current portion                                                                 139,381
    Capitalized lease obligation, less current portion                                                  121,737
    Deferred income                                                                                     801,096
                                                                                                   -------------
          TOTAL LIABILITIES                                                                           9,240,538
                                                                                                   -------------

Commitments and contingencies

Shareholders' Equity (Deficit):
     Preferred Stock, Series C, $.001 par value, 842,500 shares authorized,
         649,120 issued and outstanding
         (aggregate $3,245,600 liquidation preference)                                                      649
     Preferred Stock, Series D, $.001 par value,
        157,500 shares  authorized,  issued and outstanding and held in escrow                                -
     Preferred Stock, Series E, $.001 par value, 50,000 shares authorized,
        issued and outstanding  (aggregate $1,000,000 liquidation preference)                                50
    Common stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares authorized, 19,347,730 issued and
        outstanding                                                                                      19,348
       Class B common stock,  1,000 shares authorized, none issued and outstanding                           --
    Additional paid-in capital                                                                       27,906,386
    Notes receivable - shareholders                                                                    (838,964)
    Accumulated deficit                                                                             (34,415,956)
                                                                                                   -------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                        (7,328,487)
                                                                                                   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                               $  1,912,051
                                                                                                   =============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                            Three Months Ended September 30,
                                                                              2000                     1999
                                                                         ------------             -------------
Revenues                                                                 $ 2,090,509              $  9,594,181
Progect incentive revenue                                                    844,122                   145,900
                                                                         ------------             -------------
  Total revenues                                                           2,934,631                 9,740,081

Cost of sales                                                              1,327,486                 7,443,959
                                                                         ------------             -------------

    Gross margin                                                           1,607,145                 2,296,122

Selling, general, and administrative expenses                              1,004,244                 2,979,350
Depreciation and amortization expense                                         69,800                   143,625
Recovery of reserve provided for sale
   of subsidiary                                                                  --                  (358,670)
                                                                         ------------             -------------
     Operating income (loss)                                                 533,101                  (468,183)
                                                                         ------------             -------------

Other income (expense):
   Interest expense                                                          (28,773)                 (118,834)
   Gain on sale of property and equipment                                     15,045                        --
   Interest income                                                                --                     5,623
                                                                         ------------             -------------

     Total other expense                                                     (13,728)                 (113,211)
                                                                         ------------             -------------

Income (loss) before provision for income taxes and
  extraordinary item                                                         519,373                  (581,394)

Provision for income taxes                                                        --                     3,600
                                                                         ------------             -------------

Income (loss) from operations                                                519,373                  (584,994)

Extraordinary item:
  Gain on extinguishment of liabilities                                       42,742                        --
                                                                         ------------             -------------

Net income (loss)                                                        $   562,115              $   (584,994)
                                                                         ============             =============

Net income (loss) allocated to common shareholders                       $   481,075              $ (1,347,756)
                                                                         ============             =============

Basic earnings (loss) per common share
   Income (loss) from operations                                         $      0.02              $      (0.07)
   Extraordinary item                                                             --                        --
                                                                         ------------             -------------
   Net income (loss)                                                     $      0.02              $      (0.07)
                                                                         ============             =============

Diluted earnings (loss) per common share
   Income (loss) from operations                                         $      0.01              $      (0.07)
   Extraordinary item                                                             --                        --
                                                                         ------------             -------------
   Net income (loss)                                                     $      0.01              $      (0.07)
                                                                         ============             =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                  Condensed Consolidated Statement of Cashflows
                                   (Unaudited)



                                                                                Three Months Ended September 30,
                                                                                   2000                 1999
                                                                               ------------         ------------
Cash flows from operating activities:
Net income (loss)                                                              $   562,115          $  (584,994)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
       Amortization of excess purchase price over net assets acquired                   --                8,279
       Amortization of acquired contract costs                                          --              (59,147)
       Depreciation and amortization                                                69,800              135,345
       Recovery of reserve provided for sale or disposal of subsidiary                  --             (358,670)
       Non-cash compensation upon issuance of stock                                     --               47,500
       Non-cash compensation for stock options under a variable plan               176,902                   --
(Increase) decrease:
       Accounts receivable                                                        (335,751)             705,086
       Costs and estimated earnings in excess of billings
           on uncompleted contracts                                                (53,541)             381,431
       Capitalized project costs                                                    94,617                   --
       Other assets                                                                (56,988)             (13,585)
       Cash-restricted                                                                  --               29,063
Increase (decrease):
       Accounts payable                                                            (24,504)             980,634
       Billings in excess of costs and estimated earnings
           on uncompleted contracts                                                302,072             (440,965)
       Accrued expenses and other liabilities                                     (140,251)            (594,497)
       Deferred income                                                             (45,005)             (23,739)
                                                                               ------------         ------------
             Net cash provided by operating activities                             549,466              211,741
                                                                               ------------         ------------
Cash flows from investing activities:
       Purchases of property and equipment                                          (5,609)             (21,186)
       Loans to shareholders                                                       (88,964)            (242,424)
                                                                               ------------         ------------
             Net cash used in investing activities                                 (94,573)            (263,610)
                                                                               ------------         ------------
Cash flows from financing activities:
       Proceeds from issuance of preferred stock                                        --            1,000,000
       Proceeds from notes payable                                                 136,122                   --
       Repayment of notes payable - related party                                       --             (130,458)
       Repayment of notes payable                                                 (270,893)          (1,132,756)
                                                                               ------------         ------------
             Net cash used in financing activities                                (134,771)            (263,214)
                                                                               ------------         ------------
Net increase (decrease) in cash                                                    320,122             (315,083)

Cash, beginning of period                                                          226,080              900,408
                                                                               ------------         ------------
Cash, end of period                                                            $   546,202          $   585,325
                                                                               ============         ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation (the "Company") as of and for the year ended June 30, 2000 and all other subsequent filings. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2: The consolidated balance sheet as of September 30, 2000, and the consolidated statements of operations and cash flows for the three months ended September 30, 2000 and 1999, represent the financial position and results of operations of the Company. The results for the interim period ended September 30, 2000 are not necessarily indicative of results that will be obtained in future periods.

NOTE 3: Earnings per share calculations for the three month periods ended September 30, 2000 and September 30, 1999 are as follows:


                                                                   Three Months
                                                               Ended September 30,
                                                            2000               1999
                                                      -------------   --------------
                         BASIC
Net Income/(Loss)                                     $    562,115    $   (584,994)
Less:  Preferred stock dividends                           (81,040)       (762,762)
                                                      -------------   --------------

Net income/(loss) allocated to common shareholders    $    481,075    $ (1,347,756)
                                                      =============   ==============

Weighted average number of common shares                18,694,159      18,628,894
                                                      =============   ==============

Basic earnings/(loss) per common share                $       0.02    $      (0.07)
                                                      =============   ==============

                       DILUTED
Net income available to common shareholders           $    481,075    $ (1,347,756)
Preferred stock dividends                             $     81,040               *
                                                      -------------   --------------

Net income available to common shareholders
      plus assumed conversion                         $    562,115    $ (1,347,756)
                                                      =============   ==============

Weighted average number of common shares                18,694,159      18,628,894

Common stock equivalent shares representing assumed
     conversions of preferred stock                     23,995,600               *

Common stock equivalent shares representing shares
     issuable upon exercise of stock options               362,471               *
                                                      -------------   --------------

Weighted average number of shares used in
     calculation of diluted income per common share     43,052,230      18,628,894
                                                      =============   ==============

Diluted earnings per common share                     $       0.01    $      (0.07)
                                                      =============   ==============

 * Not applicable as effect would be anti-dilutive


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 2000 (as the same has been amended). Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification ("M&V") services. The Company also provides professional consulting services in the areas of direct access planning, market assessment, business strategies and public policy analysis. The Company has been accredited by the National Association of Energy Service Companies. It is the Company's mission to help customers save money through independent energy solutions.

As of June 30, 2000, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and negative shareholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's plan for dealing with these issues.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc., and subsequently renamed Onsite Energy Services, Inc. ("OES"). OES previously provided utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. However, as a result of the February 2000 sale of substantially all of the assets of Onsite/Mid-States, Inc. ("OMS"), a wholly-owned subsidiary of OES, and the loss of certain key employees of OES in connection with that transaction, all as discussed in detail below, OES currently focuses primarily on industrial water services.

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

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to other energy services companies primarily in Southern California. Effective September 30, 1999, the Company sold 95 percent of its interest in LTS. In exchange for the shares of LTS, the Company received the 690,000 shares of the Company's Class A Common Stock that it originally had issued in connection with the acquisition of LTS, as well as a 10 year non-interest bearing note for approximately $936,000, which may be repaid by LTS by providing lighting services to the Company. The Company incurred a loss of approximately $651,000 as a result of the sale. In addition, the note has been fully reserved due to uncertainty surrounding its recoverability.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC ("SYCOM LLC"), through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SYCOM LLC was also an ESCO with customers primarily on the East Coast of the United States.

Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets and certain liabilities of REEP, Inc. REEP provides residential energy services while ERSI is a commercial lighting contractor. The operations of these entities were terminated effective June 30, 2000 in connection with the termination of the Sale and Noncompetition Agreement discussed below.

Since the close of the SYCOM transaction in June 1998, Onsite has experienced significant losses and as a result has terminated the Sale and Noncompetition Agreement with Sycom Corporation effective June 30, 2000. The Company, however, will retain the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since that date. In connection with the termination, S. Lynn Sutcliffe resigned as a director and the President of the Company.

The Company will maintain its subsidiary, SO Corporation, for the purpose of completing several long-term construction projects as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V for projects primarily located on the East Coast. Efforts by SO Corporation to develop any new business in this region ceased as of June 30, 2000.

As of October 15, 2000, the Company is in default on its requirement to pay dividends on the Series C Preferred Stock for four quarters. Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the

Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors.

In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar were 16,208 shares of Series C stock related to the October 15, 1999 dividend, valued at $28,202, and $83,015 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock valued at $1,661), the April 15, 2000 ($81,040 cash), July 15, 2000 ($81,040 cash) and the October 15, 2000 ($81,040 cash) dividend requirements

As discussed above, the Company acquired OES, OMS, LTS and SO Corporation during the fiscal year 1998, and REEP and ERSI during the fiscal year 1999. During the fiscal year 2000, the Company sold LTS, OMS and limited the operation of OES to industrial water purification in Kansas. In addition, the Company terminated its Sale and Noncompetition agreement with SYCOM Corporation and discontinued the operations of REEP and ERSI. To accurately depict the change in operations, liquidity and capital resources, the Company has given a consolidated comparative and also a comparative that removes the impact of its newly acquired and or divested subsidiaries. The comparative that removes the impact of newly acquired and or divested subsidiaries includes the results of Onsite Energy Corporation and the results of Onsite Energy Services.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company anticipates substantial reductions in revenues, cost of sales and selling, general and administrative expenses. The Company has focused itself back on its core business of being an energy services company with primary emphasis in California markets.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations.

Revenues for the three month period ended September 30, 2000 were $2,934,631, compared to $9,740,081, a decrease of $6,805,450, or 69.9 percent. Revenues in the current year three month period include approximately $566,000, with no associated costs, in one time project incentive revenues related to two projects of SO Corporation. After elimination of discontinued and or divested subsidiaries, revenues for the three months ended September 30, 2000 were $1,954,564 compared to $2,378,392, a decrease of $423,828. The decrease was primarily due to the narrowing of OES activities resulting in a decline in revenue at OES of $461,656.

Cost of sales for the three months ended September 30, 2000 was $1,327,486 compared to $7,443,959 for the three months ended September 30, 1999, a decrease of $6,116,473. After elimination of discontinued and or divested subsidiaries, cost of sales was $1,149,173 for the three months ended September 30, 2000, compared to $1,818,313, a decrease of $669,140.

Gross margin for the three months ended September 30, 2000 was $1,607,145 (54.8 percent of revenues), compared to $2,296,122 (23.6 percent of revenues), a decrease of $688,977. Gross margin as a percentage of revenues was higher in the current year as a result of approximately $566,000 in one time project incentive revenues with no associated costs, as well as an increase in consulting revenues with traditionally higher margins. After elimination of discontinued and or divested subsidiaries, gross margin for the three months ended September 30, 2000 was $805,392 (41.2 percent of sales), compared to $560,077 (23.5 percent of sales), an increase in margin of $245,315. The increase as a percentage of revenues was attributable to a higher proportion of consulting revenue in the current year.

Selling, general and administrative ("SG&A) expense was $1,004,244 for the three months ended September 30, 2000, compared to $2,979,350 for the same three months last year, a decrease of $1,975,106. After elimination of discontinued and or divested subsidiaries, SG&A for the three months ended September 30, 2000 was $1,000,571, compared to $1,014,380, a decrease of $13,809. SG&A includes $176,902 in expense in the current quarter associated with options accounted for under a variable plan due to the repricing of stock options in June 2000.

Depreciation expense for the three month period ended September 30, 2000 was $69,800 compared to $143,625 for the same three months in the prior year, a decrease of $73,825. After elimination of discontinued and or divested subsidiaries, depreciation and amortization expense for the three months ended September 30, 2000 was $69,800, compared to $69,854 for the same three month period in 1999.

Recovery of reserve provided for sale or disposal of subsidiary was a reduction in the operating loss of $358,670 for the three months ended September 30, 1999 and is a non recurring item relating specifically to the sale of 95% of the Company's interest in LTS. In June 1999, the Company had decided on exploring options for the sale of LTS, and at that time established a reserve for possible loss of $1,010,000 based upon estimates derived from the facts that existed prior to a definitive agreement for sale. The ultimate sale resulted in a loss of approximately $651,000.

Net other expense was $13,728 for the three month period ended September 30, 2000, compared to net other expense of $113,211 for the same three months in 1999, a decrease in expense of $99,483. This decrease was primarily attributable to a decrease in interest expense of $90,061. After elimination of discontinued and or divested subsidiaries, net other expense for the three months ended
September 30, 2000 was $13,259 compared to $7,970 for the three months ended September 30, 1999.

Net income for the three months ended September 30, 2000 was $562,115, or $0.02 per share, after inclusion of an extraordinary gain of $42,742 for the reduction of liabilities at amounts that were less than the face value of amounts due. Net loss for the three months ended September 30, 1999 was $584,994, or $0.07 loss per share. The change from the net loss in the three month periods ended September 30, 1999 to September 30, 2000 represents an improvement of $1,147,109. After elimination of discontinued and or divested subsidiaries, net loss for the three months ended September 30, 2000 was $263,192 compared to a net loss of $324,768 for the three months ended September 30, 1999 representing an improvement of $61,576 in the current three month period.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $546,202 as of September 30, 2000, compared to $585,325 at September 30, 1999. Working capital was a negative $6,681,556 as of September 30, 2000, compared to $6,079,050 at September 30, 1999, an increase in negative working capital of $602,506.

Cash flows provided by operating activities was $549,466 for the three months ended September 30, 2000, compared to $211,741 for the same three month period in the prior year. The improvement is attributable to having net income in the current year of $562,115 compared to a loss in the prior year three month period of $584,994 offset by changes in accounts receivable and accounts payable.

Cash flows used in investing activities was $94,573 for the three months ended September 30, 2000, compared to $263,610 for the same three month period in 1999,a decrease of $169,037. The decrease was primarily attributable to a decrease in loans to shareholders of $153,460.

Cash flows used in financing activities was $134,771 for the three months ended September 30, 2000, compared to cash flows used in financing activities of $263,214 for the same three month period last year, a decrease of $128,443. The decrease is due to reduction in repayments of notes payable offset by the proceeds from the sale of preferred stock in the three months ended September 30, 1999.

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

Part II - Other Information

Item 1. Legal Proceedings. In October 2000, three former employees of Sycom Corporation (including one who also had served as an officer of the Company) filed a complaint (Superior Court of New Jersey, Law Division, Essex County, Case No. L9289-00) against the Company, Sycom Corporation and other parties, including two of the Company's current or former directors and officers, for wages, bonuses and commissions (totaling $252,662) allegedly due and owing, plus interest, costs of suit and other alleged damages. The employees were not employees of the Company. The matter initially is set to be heard on an expedited basis but the defendants, including the Company, are contesting this order and the Company is in the process of preparing its responsive pleadings.

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        None

        Exhibit 27   Financial Data Schedules

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ONSITE ENERGY CORPORATION



Date:   November 13, 2000           By: \s\ RICHARD T. SPERBERG
                                            -----------------------------
                                            Richard T. Sperberg
                                            Chief Executive Officer


                                    By: \s\ J. BRADFORD HANSON
                                            -----------------------------
                                            J. Bradford Hanson
                                            Chief Financial Officer and
                                            Principal Accounting Officer