Form 10QSB
period 2000-12-31
ONSITE ENERGY CORP
filed 2001-02-20
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB



(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000.

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

The number of Class A common stock, $0.001 par value, outstanding as of February 15, 2001 is 19,874,211.

Part I - Financial Information
Item 1. Financial Statements

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                                December 31, 2000
                                   (Unaudited)

ASSETS

Current Assets:
    Cash                                                                                               $    267,533
    Cash-restricted                                                                                           6,496
    Accounts receivable, net of allowance for doubtful accounts of $58,000                                1,478,585
    Costs and estimated earnings in excess of billings on uncompleted contracts                             136,053
    Other assets                                                                                             79,830
                                                                                                       -------------
           TOTAL CURRENT ASSETS                                                                           1,968,497
    Property and equipment, net of accumulated depreciation and amortization
    of $428,859                                                                                             346,738
    Other assets                                                                                             27,745
                                                                                                       -------------
           TOTAL ASSETS                                                                                $  2,342,980
                                                                                                       =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable, current portion                                                                     $    228,781
    Capitalized lease obligation, current portion                                                           236,599
    Liabilities in excess of assets held for sale                                                         3,160,959
    Accounts payable                                                                                      2,507,458
    Billings in excess of costs and estimated earnings on uncompleted contracts                             474,957
    Accrued expenses and other liabilities                                                                1,232,353
                                                                                                       -------------
          TOTAL CURRENT LIABILITIES                                                                       7,841,107

Long-Term Liabilities:
    Notes payable, less current portion                                                                      59,844
    Capitalized lease obligation, less current portion                                                       66,295
    Deferred income                                                                                         797,902
                                                                                                       -------------
          TOTAL LIABILITIES                                                                               8,765,148
                                                                                                       -------------
Commitments and contingencies

Shareholders' Equity (Deficit):
     Preferred Stock, Series C, $.001 par value, 842,500 shares authorized,
     649,120 issued and outstanding
     (aggregate $3,245,600 liquidation preference)                                                              649
     Preferred Stock, Series D, $.001 par value,
        157,500 shares authorized, none issued and outstanding                                                   --
     Preferred Stock, Series E, $.001 par value, 50,000 shares authorized,
        issued and outstanding, (aggregate $1,000,000 liquidation preference)                                    50
    Common stock, $.001 par value, 24,000,000 shares authorized:
       Class A common stock, 23,999,000 shares authorized, 19,874,211 issued
       and outstanding                                                                                       19,874
       Class B common stock, 1,000 shares authorized, none issued and outstanding                                --
    Additional paid-in capital                                                                           27,748,127
    Notes receivable - shareholders                                                                        (699,871)
    Accumulated deficit                                                                                 (33,490,997)
                                                                                                       -------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                            (6,422,168)
                                                                                                       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                                   $  2,342,980
                                                                                                       -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                                                        Three Months Ended December 31,        Six Months Ended December 31,
                                                             2000               1999               2000                1999
                                                        -------------      -------------      -------------      -------------

Revenues                                                $  3,293,042       $  2,481,315       $  5,383,551       $ 11,942,471
Project incentive revenue                                    232,647            586,029          1,076,769            902,346
                                                        -------------      -------------      -------------      -------------
 Total revenues                                            3,525,689          3,067,344          6,460,320         12,844,817

Cost of sales                                              2,314,292          1,917,008          3,641,778          9,360,966
                                                        -------------      -------------      -------------      -------------
    Gross margin                                           1,211,397          1,150,336          2,818,542          3,483,851

Selling, general, and administrative expenses                638,037          2,167,620          1,642,281          5,146,972
Depreciation and amortization expense                         59,599            131,248            129,399            274,873
Gain on sale of Property and equipment                       (15,045)                --            (30,090)                --
Recovery of reserve provided for sale
   or disposal of subsidiary                                      --                 --                 --           (358,670)
                                                        -------------      -------------      -------------      -------------
     Operating income (loss)                                 528,806         (1,148,532)         1,076,952         (1,579,324)
                                                        -------------      -------------      -------------      -------------
Other income (expense):
   Interest expense                                          (51,667)           (74,485)           (80,440)          (184,968)
   Interest income                                                --             20,382                 --             26,005
   Other income                                               20,242                 --             20,242                 --
                                                        -------------      -------------      -------------      -------------
     Total other expense                                     (31,425)           (54,103)           (60,198)          (158,963)
                                                        -------------      -------------      -------------      -------------

Income (loss) before provision for income taxes
  and Extraordinary item                                     497,381         (1,202,635)         1,016,754         (1,738,287)
Provision for income taxes                                    17,000                200             17,000              3,800
                                                        -------------      -------------      -------------      -------------
Net Income (loss) from operations                            480,381         (1,202,835)           999,754         (1,742,087)

Extraordinary Item:
  Gain on Extinguishment of Liabilities                      444,577                 --            487,319                 --
                                                        -------------      -------------      -------------      -------------
Net Income (loss)                                       $    924,958       $ (1,202,835)      $  1,487,073       $ (1,742,087)
                                                        =============      =============      =============      =============
Basic earnings (loss) per common share
   Income (loss) from operations                        $       0.02       $      (0.06)      $       0.04       $      (0.09)
   Extraordinary item                                           0.02                 --               0.03                 --
                                                        -------------      -------------      -------------      -------------
   Net income (loss)                                    $       0.04       $      (0.06)      $       0.07       $      (0.09)
                                                        =============      =============      =============      =============
Diluted earnings (loss) per common share
   Income (loss) from operations                        $       0.02       $      (0.06)      $       0.04       $      (0.09)
   Extraordinary item                                           0.01                 --               0.01                 --
                                                        -------------      -------------      -------------      -------------
   Net income (loss)                                    $       0.03       $      (0.06)      $       0.05       $      (0.09)
                                                        -------------      -------------      -------------      -------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                  Condensed Consolidated Statement of Cashflows
                                   (Unaudited)

                                                                                          Six Months Ended December 31,
                                                                                              2000               1999
                                                                                         -------------      -------------
Cash flows from operating activities:

Net Income (loss)                                                                        $ 1,487,073        $(1,742,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Amortization of acquired contract costs                                                    --             50,590
       Provision for bad debts                                                                (3,185)            (3,630)
       Depreciation and amortization                                                         129,399            274,873
       Gain on sale of property and equipment                                                (30,090)                --
       Recovery of reserve provided for sale or disposal of subsidiary                            --           (358,670)
       Compensation related to stock issuance                                                (28,837)            47,500
       Stock issued to 401k                                                                   30,607             46,283
       Gain on extinguishment of liabilities                                                (487,319)                --
(Increase) decrease:
       Accounts receivable                                                                (1,032,344)         2,975,144
       Capitalized contract costs                                                             73,493                 --
       Costs and estimated earnings in excess of billings on uncompleted contracts           (66,166)           493,271
       Inventory                                                                                  --              6,107
       Other assets                                                                          (26,970)          (299,351)
       Cash-restricted                                                                        (6,496)            70,334
Increase (decrease):
       Accounts payable                                                                      345,452           (639,328)
       Billings in excess of costs and estimated earnings on uncompleted contracts           164,975             74,952
       Accrued expenses and other liabilities                                                (88,341)          (603,355)
       Deferred income                                                                      (148,416)             7,877
                                                                                        -------------      -------------
             Net cash provided by operating activities                                       312,835            400,510
                                                                                        -------------      -------------
Cash flows from investing activities:
       Purchases of property and equipment                                                   (24,411)           (28,185)
       Loan to shareholders                                                                   50,128           (161,017)
                                                                                         -------------      -------------
             Net cash provided by (used in) investing activities                              25,717           (189,202)
                                                                                         -------------      -------------
Cash flows from financing activities:
       Proceeds from issuance of preferred stock                                                  --          1,000,000
       Proceeds from exercise of stock options                                                17,558                 --
       Proceeds from borrowings                                                              136,122            111,986
       Payment for repurchase of preferred stock                                                (158)                --
       Repayment of notes payable - related party                                                 --           (211,914)
       Repayment of notes payable                                                           (450,621)        (1,547,631)
                                                                                         -------------      -------------
             Net cash used in financing activities                                          (297,099)          (647,559)
                                                                                         -------------      -------------
Net Increase (decrease) in cash                                                               41,453           (436,251)
Cash, beginning of period                                                                    226,080            900,408
                                                                                         -------------      -------------
Cash, end of period                                                                      $   267,533        $   464,157
                                                                                         -------------      -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   As  contemplated  by the Securities and Exchange  Commission  under
          Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation (the "Company") as of and for the year ended June 30, 2000 and all other subsequent filings. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2:   The  consolidated  balance  sheet as   of December 31, 2000,  and the
          consolidated statements of operations and cash flows for the six months ended December 31, 2000 and 1999, represent the financial position and results of operations of the Company. The results for the interim period ended December 31, 2000, are not necessarily indicative of results that will be obtained in future periods.

NOTE 3: Earnings per share calculations for the three and six month periods ended December 31, 2000 and December 31, 1999 are as follows:


                  [Remainder of page intentionally left blank]

                                                                         Three Months                         Six Months
                                                                        Ended December 31,                 Ended December 31,
                                                                      2000             1999              2000               1999
                                                                 -------------     -------------     -------------     -------------
                 BASIC EARNINGS (LOSS)
Net Income (Loss)                                                $    924,958      $ (1,202,835)     $  1,487,073      $ (1,742,087)
Less:  Preferred stock dividends                                      (81,040)               --          (162,080)               --
                                                                 -------------     -------------     -------------     -------------
Net income/(loss) allocated to common shareholders               $    843,918      $ (1,202,835)     $  1,324,993      $ (1,742,087)
                                                                 =============     =============     =============     =============
Weighted average number of common shares                           19,531,071        18,663,907        19,113,900        18,646,373
                                                                 =============     =============     =============     =============
Basic earnings (loss) per common share                           $       0.04      $      (0.06)     $       0.07      $      (0.09)
                                                                 =============     =============     =============     =============
               DILUTED EARNINGS (LOSS)
Net income (loss) available to common shareholders               $    843,918      $ (1,202,835)     $  1,324,993      $ (1,742,087)
Preferred stock dividends                                              81,040                --           162,080                --
                                                                 -------------     -------------     -------------     -------------
Net income (loss) available to common shareholders
      plus assumed conversion                                    $    924,958      $ (1,202,835)     $  1,487,073      $ (1,742,087)
                                                                 =============     =============     =============     =============
Weighted average number of common shares                           19,531,071        18,663,907        19,113,900        18,646,373

Common stock equivalent shares representing assumed
     conversions of preferred stock                                 8,245,600                 *         8,245,600                 *

Common stock equivalent shares representing shares
     issuable upon exercise of stock options                          530,231                 *           435,294                 *
                                                                 -------------     -------------     -------------     -------------
Weighted average number of shares used in calculation
     of diluted earnings (loss) per common share                   28,306,902        18,663,907        27,794,794        18,646,373
                                                                 =============     =============     =============     =============
Diluted earnings (loss) per common share                         $       0.03      $      (0.06)     $       0.05      $      (0.09)
                                                                 =============     =============     =============     =============

 * Not applicable as effect would be anti-dilutive

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive, necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 2000. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Business Discussion. The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and onsite generation projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, onsite generation systems and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification ("M&V") services. The Company also provides professional consulting services in the areas of direct access planning, market assessment, business strategies and public policy analysis. It is the Company's mission to help customers save money through independent energy solutions.

As of June 30, 2000, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and negative shareholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's plan for dealing with these issues.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc., and subsequently renamed Onsite Energy Services, Inc. ("OES"). OES previously provided utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. However, as a result of the February 2000 sale of substantially all of the assets of Onsite/Mid-States, Inc. ("OMS"), a wholly-owned subsidiary of OES, and the loss of certain key employees of OES in connection with that transaction, all as discussed in detail below, OES currently focuses solely on industrial water services.

In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc., through OES's newly-formed subsidiary, OMS. OMS provided specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. In February 2000, OMS completed a transaction to sell substantially all of its assets to a private buyer in exchange for $300,000 cash plus uncollected earnings on existing projects that were transferred as part of the assets. As part of the transaction, all of the employees of OMS and certain key employees of OES ceased employment with OMS and/or OES, as applicable, and began employment with the buyer.

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

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC ("SYCOM LLC"), through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SYCOM LLC was also an ESCO with customers primarily on the East Coast of the United States. As discussed below, the Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000, but retained the project assets acquired from SYCOM LLC in June 1998.

Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP"), and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets and certain liabilities of REEP, Inc. REEP provides residential energy services while ERSI is a commercial lighting contractor. The operations of these entities were discontinued effective June 30, 2000 in connection with the termination of the Sale and Noncompetition Agreement with SYCOM Corporation discussed below. Additionally, all contracts, subcontracts and projects in development of ERSI and the rights related thereto, including all rights to payment for services provided by ERSI thereunder after June 30, 2000, were transferred to a related party in connection with the October 2000 asset sale discussed below.

After the close of the SYCOM transaction in June 1998, Onsite experienced significant losses and as a result terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company, however, retained the project assets purchased from SYCOM LLC in June 1998, as well as projects developed since that date, with the exception of certain assets transferred to a related party in connection with the October 2000 asset sale discussed below. In connection with the termination, S. Lynn Sutcliffe resigned as a director and the President of the Company.

The Company will maintain its subsidiary, SO Corporation, for the purpose of completing several long-term construction projects as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V for projects primarily located on the East Coast. Efforts by SO Corporation to develop any new business in this region ceased as of June 30, 2000, and, as discussed below, certain assets of SO Corporation and the Company located on the East Coast were transferred to a related party in October 2000.

On October 16, 2000, the Company, SO Corporation and a corporation recently founded by a former officer, director and shareholder of the Company entered into an asset acquisition agreement pursuant to which the Company and SO Corporation sold certain assets (and accompanying liabilities) to this related party in exchange for shares of stock of the related party (equaling 19 percent of the then outstanding stock of the related party) plus approximately $139,500 cash and the payment by the related party of $81,385 to certain vendors of the Company. The assets transferred under the agreement included (i) certain contracts of the Company related to certain East Coast projects developed (or in development) by the Company and SO Corporation's East Coast operations prior to the June 30, 2000, termination of the Sale and Noncompetition Agreement; (ii) all contracts, subcontracts and projects in development of ERSI, and all rights related thereto and all rights to payments thereunder after June 30, 2000; and
(iii) certain intellectual property rights and fixed assets related to the Company and SO Corporation's East Coast operations and offices.

Additionally, on October 17, 2000, as part of the on-going termination of the SYCOM relationship, the Company, SYCOM LLC, SYCOM Corporation and SYCOM Enterprises, L.P., entered into an agreement under which the parties agreed to negotiate and execute agreements for (i) the sale by SYCOM LLC of the shares of Class A Common Stock currently owned by SYCOM LLC; (ii) the management by the Company of certain assets and liabilities; and (iii) the provision by SYCOM Corporation of project management and other services for the Company's East Coast projects. Also, in October 2000, a Voting Agreement entered into in June 1998 among certain principal shareholders of the Company, SYCOM LLC and SYCOM Corporation as part of the SYCOM transaction was terminated by the parties. Furthermore, in October 2000, the Company exercised its rights under a Share Repurchase Agreement executed in June 1998 in connection with the SYCOM transaction to repurchase all of the issued and outstanding shares of Series D Convertible Preferred Stock (157,000 shares) for $0.001 per share.

As of October 15, 2000, and as a result of the Company's inability to issue dividend payments because of its shareholders' deficit, the Company is in default on its requirement to pay dividends on the Series C Preferred Stock for four quarters. Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar Capital, Inc. ("Westar") and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors. In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar were 16,208 shares of Series C stock related to the October 15, 1999 dividend, valued at $28,202, and $83,015 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock valued at $1,661), April 15, 2000 ($81,040 cash), July 15, 2000 ($81,040 cash), October 15, 2000 ($81,040 cash) and January 15, 2001 ($81,040 cash) dividend requirements. While the Company has been unable to pay four quarterly dividends, as of the date of quarterly report, Westar has not exercised its right, discussed above, to elect a majority of the Board of Directors.

As discussed above, the Company acquired OES, OMS, LTS and SO Corporation during the fiscal year 1998, and REEP and ERSI during the fiscal year 1999. During fiscal year 2000, the Company sold LTS and substantially all of the assets of OMS, and limited the operation of OES to industrial water purification in Kansas. In addition, the Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation, and discontinued the operations of REEP and ERSI. In fiscal year 2001, the Company and SO Corporation sold certain assets (and accompanying liabilities) related to the East Coast operations and certain assets of ERSI to a related party.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company anticipates substantial reductions in revenues, cost of sales and selling, general and administrative expenses (see Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995). The Company has refocused itself on its core business of being an energy services company with primary emphasis in California markets.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations

Six months ended December 31, 2000, compared to the six months ended December 31, 1999.

Revenues for the six month period ended December 31, 2000 were $6,460,320, compared to $12,844,817 for the same period in 1999, a decrease of $6,384,497, or 49.7 percent. The decrease reflects the sale of LTS and OMS, the discontinued operations of REEP and ERSI, limiting the operation of OES to industrial water purification in Kansas and the termination of its Sale and Noncompetition Agreement with SYCOM Corporation. Revenues in the current year six month period include approximately $566,000, with no associated costs, related to the sale of project incentive revenues for several projects to an unrelated third party and approximately $175,518 of revenue for projects sold to a related party.

Cost of sales for the six months ended December 31, 2000 was $3,641,778 (56.4 percent of revenues) compared to $9,360,966 (72.9 percent of revenues) for the six months ended December 31, 1999, a decrease of $5,719,188, or 61.1 percent. Cost of sales as a percentage of revenues is lower as a result of consulting revenues with higher margins, and project incentive revenues (which have higher margins) accounting for a higher percent of total revenues.

Gross margin for the six months ended December 31, 2000 was $2,818,542 (43.6 percent of revenues), compared to $3,483,851 (27.1 percent of revenues) for the six month period ended December 31, 1999, a decrease of $665,309. Gross margin as a percentage of revenues was higher in the current year as a result of approximately $566,000 in project incentive revenues with no associated costs, approximately $175,518 of revenue for projects sold to a related party, an increase in consulting revenues with traditionally higher margins and an increase in project incentive revenues as a percent of total revenues.

Selling, general and administrative ("SG&A") expense was $1,642,281 for the six months ended December 31, 2000, compared to $5,146,972 for the six months ended December 31, 1999, a decrease of $3,504,691, or 68.1 percent. The decrease primarily is related to the discontinued and/or divested subsidiaries, the termination of the Sale and Noncompetition Agreement with SYCOM Corporation in June 2000, the negotiated termination of a customer contract pursuant to which certain employees ceased employment with the Company and were hired by the customer, and the ongoing efforts by management to reduce SG&A expenses. SG&A expense includes $28,838 reduction in expense in the current six month period associated with options accounted for under a variable plan due to the repricing of stock options in June 2000.

Depreciation expense for the six month period ended December 31, 2000 was $129,399 compared to $274,873 for the same six month period in the prior year, a decrease of $145,474, or 52.9 percent. The decrease is the result of lower property and equipment due to the discontinued and/or divested subsidiaries.

Recovery of reserve provided for in the sale or disposal of subsidiary was a reduction in the operating loss of $358,670 for the three months ended September 30, 1999 and was a non-recurring item relating specifically to the sale of 95 percent of the Company's interest in LTS. In June 1999, the Company had decided to sell LTS, and at that time established a reserve for possible loss of $1,010,000 based upon estimates derived from the facts that existed prior to a definitive agreement for sale. The ultimate sale resulted in a loss of approximately $651,000.

Net other expense was $60,198 for the six month period ended December 31, 2000, compared to net other expense of $158,963 for the same six months in 1999, a decrease in expense of $98,765, or 62.1 percent. This decrease was primarily attributable to a decrease in interest expense as a result of reduced interest bearing obligations.

Net income for the six months ended December 31, 2000 was $1,487,073, or $0.07 per share, after inclusion of an extraordinary gain of $487,319 for the reduction of liabilities at amounts that were less than the face value of amounts due. Net loss for the six months ended December 31, 1999 was $1,742,087, or $0.09 loss per share. The change from the net loss in the six month periods ended December 31, 1999 to December 31, 2000 represents an improvement of $3,229,160.

Three months ended December 31, 2000, compared to the three months ended December 31, 1999.

Revenues for the three month period ended December 31, 2000 were $3,525,689, compared to $3,067,344 for the same period in 1999, an increase of $458,345, or
14.9 percent. The increase was primarily due to increased project revenues for projects in California. Revenues in the current three month period include approximately $175,518 for projects sold to a related party.

Cost of sales for the three months ended December 31, 2000 was $2,314,292, compared to $1,917,008 for the three months ended December 31, 1999, an increase of $397,284, or 20.7 percent. The increase is the result of higher project revenues.

Gross margin for the three months ended December 31, 2000 was $1,211,397 (34.4 percent of revenues), compared to $1,150,336 (37.5 percent of revenues) for the three month period ended December 31, 1999, an increase of $61,061. The increase is the result of higher project revenues.

SG&A expense was $638,037 for the three months ended December 31, 2000, compared to $2,167,620 for the three months ended December 31, 1999, a decrease of $1,529,583, or 70.6 percent. The decrease is primarily attributable to the discontinuance and/or divestiture of certain subsidiaries, the termination of the Sale and Noncompetition Agreement with SYCOM Corporation in June 2000, the negotiated termination of a customer contract pursuant to which certain employees of the Company ceased employment with the Company and were hired by the customer, and the ongoing efforts by management to reduce SG&A expenses, including through the reduction of locations. SG&A expense includes $205,740 reduction in expense in the current quarter associated with options accounted for under a variable plan due to the repricing of stock options in June 2000.

Depreciation expense for the quarter ended December 31, 2000 was $59,599 compared to $131,248 for the same quarter in the prior year, a decrease of $71,649, or 54.6 percent. The decrease is primarily attributable to the reduction in depreciation related to discontinued and/or divested subsidiaries.

Net other expense was $31,425 for the three month period ended December 31, 2000, compared to net other expense of $54,103 for the same three months in 1999, a decrease in expense of $22,678, or 41.9 percent. This decrease was primarily attributable to a decrease in interest expense and increase in interest income.

Net income for the three months ended December 31, 2000 was $924,958, or $0.04 per share, after inclusion of an extraordinary gain of $444,577 for the reduction of liabilities at amounts that were less than the face value of amounts due. Net loss for the three months ended December 31, 1999 was $1,202,835, or $0.06 loss per share. The change from the net loss in the quarter ended December 31, 1999 to December 31, 2000 represents an improvement of $2,127,793 in the current three month period.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $267,533 as of December 31, 2000, compared to $464,157 as of December 31, 1999. Working capital was a negative $5,872,610 as of December 31, 2000, compared to a negative $6,706,634 as of December 31, 1999, a decrease in negative working capital of $834,024, or 12.4 percent.

Cash flows provided by operating activities was $312,835 for the six months ended December 31, 2000, compared to $400,510 for the same six month period in the prior year, a decrease of $87,675. In the current six month period the increase in net income was reduced by an increase in accounts receivable of $1,032,344 compared to 1999 where the net loss was exceeded by the decrease in accounts receivable.

Cash flows used in investing activities was $25,717 for the six months ended December 31, 2000, compared to a negative $189,202 for the same six month period in 1999, an increase of $214,919. The increase was primarily attributable to a decrease in loans to shareholders.

Cash flows used in financing activities were $297,099 for the six months ended December 31, 2000, compared to cash flows used in financing activities of $647,559 for the same six month period last year, a decrease of $350,460. The decrease is primarily due to reduction in repayments of notes payable.

The Company suffered significant losses from operations for the past two fiscal years. For the years ended June 30, 2000 and 1999, the Company had net losses of $6,637,046 and $6,477,458, respectively, and had a negative working capital of $7,703,629 and an accumulated deficit of $34,978,075 as of June 30, 2000.
Management believes that the Company will be able to generate additional revenues and improve operating efficiencies through a substantial reduction in overhead, the addition of new projects as well as by other means to achieve profitable operations. During the year ended June 30, 2000, the Company took steps to mitigate the losses and enhance its future viability. During the fiscal year, the Company sold its wholly-owned subsidiary, LTS, and substantially all of the assets of another wholly-owned subsidiary, OMS, in an effort to raise cash and reduce operating losses. In a further step to reduce operating losses, the Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation, and discontinued the operations of REEP and ERSI. In the first two quarters of fiscal year 2001, the Company has refocused its efforts on its core business of being an energy services company focusing primarily in the California markets. Management believes that all of the above actions will allow the Company to continue as a going concern, with reduced revenues and reduced expenses. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. (See Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 above.)

Seasonality and Inflation

Management does not believe that the business of the Company is effected by seasonality or inflation.

Impact of Recently Issued Standards

In fiscal year 1999, the Federal Accounting Standards Board (the "FASB") issued Standard Financial Accounting Statement ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or
liabilities   in  the  statement  of  financial   position  and  measures  those
instruments at fair value. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in fiscal year 2001 and currently is assessing the impact this Statement will have on its consolidated financial statements. Management believes that the impact of SFAS No. 133 will not be significant to the Company.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company has adopted SAB 101 with no material effect on its financial position or result of operations.

Part II - Other Information

Item 1. Legal Proceedings. In January 2001, the Company settled an action filed in October 2000, by three former employees of a third party (one of whom also was a former officer of the Company) (Superior Court of New Jersey, Law Division, Essex County, Case No. L9289-00) against the Company, the third party and other parties, including two of the Company's current or former directors and officers, for wages, bonuses and commissions (totaling $252,662) allegedly due and owing, plus interest, costs of suit and other alleged damages. This matter was previously disclosed by the Company in its Form 10-QSB for the quarter ended September 30, 2000.

In January 2001, the Company settled an action filed in November 1999 (United States District Court, District of New Jersey, Case No. 99-5159 (AET)), by Independent Energy Services, Inc. ("IES"), a subcontractor to the Company, against the Company and three of its directors and officers alleging breach of contract and related causes of action in connection with one of the Company's projects. The suit sought payment of monies ($434,234) allegedly due under a subcontract, as well as consequential damages, interest and costs of suit. This matter was previously disclosed by the Company in its Form 10-QSB for the quarter ended December 31, 1999.

In January 2001, IES agreed to dismiss two other actions filed by IES in January 2000 (Superior Court of New Jersey, Morris County, Docket No. L-214-00) and August 2000 (United States District Court, District of New Jersey, Camden
Vicinage, Civil Action No. 00CV942 (SMO)). As previously disclosed by the Company in its Form 10-QSB for the quarter ended December 31, 1999, and in its Form 10-KSB for fiscal year ended June 30, 2000, in January 2000 and August 2000, respectively, IES had filed two additional actions against the Company and other parties, including General Accident Insurance Company of America ("General Accident") and two of the Company's directors and officers, alleging breach of contract and related causes of action in connection with another of the Company's projects. Both actions sought payment of monies ($710,562) allegedly due under a subcontract, as well as consequential damages, interest and costs of suit. The August 2000 action is related to, and seeks damages substantially similar to those sought in, the January 2000 action filed by IES (for breach of contract and related causes of action).

Also, as previously disclosed by the Company in its Form 10-QSB for the quarter ended March 31, 2000, in April 2000, the Company was served with two separate actions (Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-93-00 and Superior Court of New Jersey, Law Division, Morris County, Docket No. L-214-00) by General Accident against the Company and other parties alleging breach of contract and related actions in connection with one of the Company's projects. The actions are related to the two actions filed by IES discussed above and seek indemnification (in the amount of $710,562) allegedly owed under an indemnity agreement executed by the Company, plus interest, costs and other damages. In January 2001, General Accident and IES settled the IES actions (and, as discussed above, IES agreed to dismiss the actions against the Company). In late January 2001, General Accident filed a motion for partial summary judgment against the Company and other third parties (Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-93-00) seeking indemnification allegedly owed under an indemnity agreement for the amount paid by General Accident to IES and another third party ($579,041). The Company is in the process of preparing its responsive pleadings to this motion.

As previously disclosed by the Company in its Form 10-KSB for the year ended June 30, 2000, in August 2000, the Company received a copy of a complaint filed by Johnson Controls, Inc. (United States District Court, District of New Jersey, Civil Action No. 00-2533 (HAA)) against the Company and other parties, including one of the Company's subsidiaries, alleging breach of contract and related causes of action in connection with one of the Company's projects. The action seeks payment of monies ($490,707) allegedly owed under a subcontract agreement, plus interest, attorneys' fees, costs of suit and other alleged damages. While the Company had received a copy of the filed complaint in August 2000, the complaint was not property served until December 2000. The Company is in the process of preparing its responsive pleadings, including certain applicable counter-claims. The Company also continues to make efforts to settle this matter, including applicable counter-claims; however, no settlement has been reached.

As previously disclosed by the Company in its Form 10-QSB for the quarter ended March 31, 2000, which disclosure was updated by the Company in its Form 10-KSB for the year ended June 30, 2000, in March 2000, Powerweb Technologies, Inc. ("Powerweb"), a subcontractor to ERSI (ERSI Onsite, Inc.), filed an action (Superior Court of New Jersey, Law Division, Essex County, Docket No. ESX-L-2071-00) against ERSI and the Company alleging breach of contract and related causes of action in connection with one of the Company's projects. The suit sought payment of monies ($121,800) allegedly due under subcontracts, as well as interest, costs of suit and punitive damages. Because the subcontracts contain arbitration provisions requiring that any disputes between the parties be settled by binding arbitration, the action was dismissed. In September 2000, Powerweb filed a demand for arbitration, and arbitration was scheduled for December 2000. However, the arbitration did not occur as scheduled, and the arbitration has not been rescheduled. The Company and ERSI continue to work with Powerweb to settle this matter.

The Company has recognized expenses associated with the amounts claimed under the various legal proceedings in the Company's prior financial statements, although the Company will continue to incur legal fees, expenses and costs related to these proceedings until the various matters are resolved.

Item 2. Changes in Securities and Use of Proceeds - Not Applicable

Item 3. Defaults upon Senior Securities. As of October 15, 2000, and as a result of the Company's inability to issue dividend payments because of its shareholders' deficit, the Company is in default on its requirement to pay dividends on the Series C Preferred Stock for four quarters. Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors. In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar were 16,208 shares of Series C stock related to the October 15, 1999 dividend, valued at $28,202, and $83,015 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock valued at $1,661), April 15, 2000 ($81,040 cash), July 15, 2000 ($81,040 cash), October 15, 2000 ($81,040 cash)
and January 15, 2001 ($81,040 cash) dividend requirements. While the Company has been unable to pay four quarterly dividends, as of the date of quarterly report, Westar has not exercised its right, discussed above, to elect a majority of the Board of Directors.

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


                                                ONSITE ENERGY CORPORATION



Date: February 19, 2001                 By: \s\ RICHARD T. SPERBERG
                                                 -------------------------------
                                                Richard T. Sperberg
                                                President, Chief Executive
                                                Officer, Chief Financial
                                                Officer and Principal Accounting
                                                Officer