Form 10QSB
period 2001-03-31
ONSITE ENERGY CORP
filed 2001-05-15
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB




(MarkOne)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

--   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 For the transition period from        to


                         Commission File Number 1-12738


                            ONSITE ENERGY CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                         33-0576371
---------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


701 Palomar Airport Road, Suite 200, Carlsbad, CA                92009
-------------------------------------------------             ----------
 (Address of principal executive offices)                     (Zip Code)


                                 (760) 931-2400
                 ------------------------------------------------
                 Issuer's telephone number, including area code:



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of Class A common stock, $0.001 par value, outstanding as of May 14, 2001 is 20,094,461.

Part I - Financial Information

Item 1. Financial Statements

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet

                                                                                                         Balance at
                                                                                                      March 31, 2001   June 30, 2000
                                                                                                        (Unaudited)         *
                                                                                                      --------------  --------------
ASSETS
Current Assets:
         Cash                                                                                            $ 259,840      $ 226,080
         Cash-restricted                                                                                   208,706              -
         Accounts receivable, net of allowance for doubtful accounts
         of $54,750 as of March 31, 2001 and $61,000 as of June 30, 2000                                 1,086,064        794,068
         Costs and estimated earnings in excess of billings on uncompleted contracts                       149,871         87,793
         Capitalized project costs                                                                          70,699              -
         Other assets                                                                                       22,676         42,659
                                                                                                      --------------  --------------
                TOTAL CURRENT ASSETS                                                                     1,797,856      1,150,600
         Property and equipment, net of accumulated depreciation and
         amortization of $495,918 as March 31, 2001 and $302,796 as of June 30, 2000                       282,796        451,726
         Other assets                                                                                       27,745         30,948
                                                                                                      --------------  --------------
                TOTAL ASSETS                                                                           $ 2,108,397    $ 1,633,274
                                                                                                      ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Notes payable, current portion                                                                  $ 199,248      $ 126,091
         Capitalized lease obligation, current portion                                                     235,767        212,120
         Liabilities in excess of assets held in discontinued operation                                  3,309,496      5,274,803

         Accounts payable                                                                                2,195,003      1,714,934
         Billings in excess of costs and estimated earnings on uncompleted contracts                        58,609        155,515
         Accrued expenses and other liabilities                                                          1,476,073      1,370,766
                                                                                                      --------------  --------------
                TOTAL CURRENT LIABILITIES                                                                7,474,196      8,854,229

Long-Term Liabilities:
         Notes payable, less current portion                                                                65,797         76,196
         Capitalized lease obligation, less current portion                                                      -        171,174
         Deferred income                                                                                   620,868        846,102
                                                                                                      --------------  --------------
                TOTAL LIABILITIES                                                                        8,160,861      9,947,701
                                                                                                      --------------  --------------
Commitments and contingencies
Shareholders' Equity (Deficit):

         Preferred Stock, Series C, $.001 par value, 842,500 shares authorized,
          649,120 issued and outstanding as of March 31, 2001 and June 30, 2000
         (aggregate $3,245,600 liquidation preference).                                                         649           649

         Preferred Stock, Series D, $.001 par value, 157,500 shares authorized, none issued outstanding as of March 31, 2001 and 157,500 shares authorized,
          issued and held in escrow as of June 30, 2000.                                                         --            --

         Preferred Stock, Series E, $.001 par value, 50,000 shares authorized, issued and outstanding, as of March 31, 2000 and June 30, 2000 (aggregate
          $1,000,000 liquidation preference).                                                                    50            50

         Common Stock, $.001 par value, 40,000,000 shares authorized as of March 31, 2001, and 24,000,000 shares authorized as of June 30, 2000:

               Class A common stock, 37,999,000 shares authorized, 19,824,211 issued and outstanding as of March 31, 2001 and 23,999,000 shares authorized,
               18,069,267 issued and outstanding as of June 30, 2000.                                       19,824         18,069

               Class B common stock, 1,000 shares authorized, none issued and outstanding
               as of March 31, 2001 and June 30, 2000.                                                           -              -

         Additional paid-in capital                                                                     27,903,052     27,394,880

         Notes receivable - shareholders                                                                  (750,000)      (750,000)

         Accumulated deficit                                                                           (33,226,039)   (34,978,075)
                                                                                                      --------------  --------------
                TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                    (6,052,464)    (8,314,427)
                                                                                                      --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                                   $ 2,108,397    $ 1,633,274
                                                                                                      ==============  ==============
* Condensed from audited financial statements.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)



                                                                 Three Months Ended March 31,         Nine Months Ended March 31,
                                                                   2001               2000               2001              2000
                                                               ------------      -------------       -------------     -------------

Revenues                                                         3,021,392          2,810,630          8,404,943         14,715,708
Project incentive revenue                                          235,786            207,604          1,312,555          1,109,950
                                                               ------------      -------------       -------------     -------------
         Total revenues                                          3,257,178          3,018,234          9,717,498         15,825,658
Cost of revenues                                                 2,038,192          1,631,288          5,679,970         10,992,254
                                                               ------------      -------------       -------------     -------------
         Gross profit                                            1,218,986          1,386,946          4,037,528          4,833,404
Selling, general and administrative expenses                       968,515          2,019,491          2,653,840          7,166,465
Depreciation and amortization expense                               67,059            128,108            196,458            402,981
Compensation expense under variable
 incentive stock option plan                                       164,718                 --            135,880                 --
Loss on disposition of subsidiary                                       --             72,520                 --             72,520
(Recovery) of bad debt reserves                                   (121,126)                --           (121,126)                --
(Recovery) of reserve provided for sale or
 disposal of subsidiary                                            (62,161)                --            (76,367)          (358,670)
(Gain) on sale of property and equipment                           (15,045)                --            (45,135)                --
                                                               ------------      -------------       -------------     -------------
         Operating income (loss)                                   217,026           (833,173)         1,293,978         (2,449,892)
                                                               ------------      -------------       -------------     -------------
Other income (expense):
        Interest expense                                           (49,712)           (57,634)          (130,152)          (250,952)
        Interest income                                             54,844                272             54,844             26,277
        Other income                                                30,207                 --             50,449                 --
                                                               ------------      -------------       -------------     -------------
              Total other expense                                   35,339            (57,362)           (24,859)          (224,675)
                                                               ------------      -------------       -------------     -------------
Income (loss) before provision for income taxes
  and extraordinary item                                           252,365           (890,535)         1,269,119         (2,674,567)
Provision for income taxes                                          21,000              2,858             38,000              6,658
                                                               ------------      -------------       -------------     -------------
Net income (loss) from operations                                  231,365           (893,393)         1,231,119         (2,681,225)
Extraordinary Item:
         Gain on extinguishment of liabilities                      33,591                 --            520,910                 --
                                                               ------------      -------------       -------------     -------------
Net income (loss)                                             $    264,956       $   (893,393)      $  1,752,029       $ (2,681,225)
                                                               ============      =============       =============     =============
Basic earnings (loss) per common share
         Income (loss) from operations                        $       0.01       $      (0.05)      $       0.05       $      (0.19)
        Extraordinary item                                    $         --       $         --       $       0.03                 --
                                                               ------------      -------------       -------------     -------------
         Net income (loss)                                    $       0.01       $      (0.05)      $       0.08       $      (0.19)
                                                               ============      =============       =============     =============
Diluted earnings (loss) per common share
         Income (loss) from operations                        $       0.01       $      (0.05)      $       0.04       $      (0.19)
         Extraordinary item                                   $         --       $         --       $       0.02       $         --
                                                               ------------      -------------       -------------     -------------
         Net income (loss)                                    $       0.01       $      (0.05)      $       0.06       $      (0.19)
                                                               ============      =============       =============     =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    Onsite Energy Corporation
                          Condensed Consolidated Statement of Cash Flows
         Unaudited


                                                                                                       Nine Months Ended March 31,
                                                                                                            2001             2000
                                                                                                       ------------   -------------
  Cash flows from operating activities:
  Net Income (loss)                                                                                    $ 1,752,029    $(2,681,225)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
               Loss (gain) on sale of assets                                                               (45,135)        72,520
               Provision for bad debts                                                                    (121,126)        (4,000)
               Depreciation and amortization                                                               196,458        402,981
               Recovery of reserve provided for sale or disposal of subsidiary                                  --       (358,670)
               Non-cash compensation related to stock issuance                                              30,607         47,500
               Non-cash compensation related to stock issued to 401(k) Plan                                135,880         46,283
               (Gain) on extinguishment of liabilities                                                    (520,910)            --
               (Gain) recognized on retirement of stock                                                    (10,000)            --
  (Increase) decrease:
               Accounts receivable                                                                        (443,776)     3,720,472
               Costs and estimated earnings in excess of billings on uncompleted contracts                (211,141)       307,551
               Inventory                                                                                        --          6,411
               Other assets                                                                                (19,476)       (11,018)
               Capitalized project costs                                                                    52,454       (366,255)
               Cash-restricted                                                                            (208,706)       147,059
  Increase (decrease):
               Accounts payable                                                                            161,615     (1,006,972)
               Billings in excess of costs and estimated earnings on uncompleted contracts                (319,809)       136,998
               Accrued expenses and other liabilities                                                      385,851       (730,231)
               Deferred income                                                                            (350,529)      (154,607)
                                                                                                       ------------   -------------
                              Net cash provided by (used in) operating activites                           464,286       (425,203)
                                                                                                       ------------   -------------
  Cash flows from in investing activities:
               Purchases of property and equipment                                                         (27,527)       (29,250)
               Loans to shareholders                                                                       121,126         46,699
               Proceeds from sale of assets                                                                     --        296,697
                                                                                                       ------------   -------------
                              Net cash provided by investing activites                                      93,599        314,146
                                                                                                       ------------   -------------
  Cash flows from financing activities:
               Proceeds from issuance of preferred stock                                                        --      1,000,000
               Proceeds from exercise of stock options                                                      17,558             --
               Proceeds from borrowings, net                                                               136,122        152,942
               Repayment of notes payable - related party                                                       --       (211,914)
               Repurchase of Preferred Stock                                                                  (158)            --
               Repayment of notes payable                                                                 (677,647)    (1,651,112)
                                                                                                       ------------   -------------
                              Net cash (used in) financing activities                                     (524,125)      (710,084)
                                                                                                       ------------   -------------
  Net increase (decrease) in cash                                                                           33,760       (821,141)
  Cash, beginning of period                                                                                226,080        900,408
                                                                                                       ------------   -------------
  Cash, end of period                                                                                  $   259,840    $    79,267
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

NOTE 2: The consolidated balance sheet as of March 31, 2001, and June 30, 2000, the consolidated statements of operations for the three months and nine months ended March 31, 2001 and 2000, and the consolidated statement of cash flows for the nine months ended March 31, 2001 and 2000, represent the financial position and results of operations of the Company. The results for the interim period ended March 31, 2001, are not necessarily indicative of results that will be obtained in future periods.

NOTE 3: Earnings per share calculations for the three and nine month periods ended March 31, 2001 and March 31, 2000 are as follows:




                                                         Three Months Ended March 31,    Nine Months Ended March 31,
                                                             2001           2000            2001           2000
                                                        -------------   -------------   -------------   --------------
                  BASIC EARNINGS (LOSS)

  Net income (loss)                                     $    264,956    $   (893,393)   $  1,752,029    $ (2,681,225)
  Less: Preferred stock dividends                            (81,040)        (87,715)       (243,120)       (850,477)
                                                        -------------   -------------   -------------   --------------
  Net income/(loss) allocated to common shareholders    $    183,916    $   (981,108)   $  1,508,909    $ (3,531,702)
                                                        =============   =============   =============   ==============
  Weighted average number of common shares                19,841,065      18,033,932      19,353,746      18,218,903
                                                        =============   =============   =============   ==============
  Basic earnings (loss) per common share                $       0.01    $      (0.05)   $       0.08    $      (0.19)
                                                        =============   =============   =============   ==============
                  DILUTED EARNINGS (LOSS)
  Net income (loss) available to common shareholders    $    183,916    $   (981,108)   $  1,508,909    $ (3,531,702)
  Preferred stock  dividends                                  81,040              --         243,120              --
                                                        -------------   -------------   -------------   --------------
  Net income (loss) available to common shareholders
    plus assumed conversion                             $    264,956    $   (981,108)   $  1,752,029    $(3,531,702.0)
                                                        =============   =============   =============   ==============
  Weighted average number of common shares                19,841,065      18,033,932      19,353,746      18,218,903
  Common stock equivalent shares representing assumed
    conversions of preferred stock                         8,245,600               *       8,245,600               *
  Common stock equivalent shares representing
   shares issuable upon exercise of stock options            439,030               *         513,883               *
                                                        -------------   -------------   -------------   --------------
  Weighted average number of shares used in
   calculation of diluted earnings (loss) per
   common share                                           28,525,695      18,033,932      28,113,229      18,218,903
                                                        =============   =============   =============   ==============
  Diluted earnings (loss) per common share              $       0.01    $      (0.05)   $       0.06    $      (0.19)
                                                        =============   =============   =============   ==============



*    Not applicable as effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Background

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract with sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive, necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 2000. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2000, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of previous operating losses, negative working capital and negative shareholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's plan for dealing with these issues.

In April 2001, Pacific Gas and Electric Company ("PG&E") filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. As of May 1, 2001, the Company had receivables due from PG&E of which $102,451 represented amounts potentially subject to the bankruptcy proceedings. These receivables are in connection with utility incentive revenues earned by the Company but not paid by PG&E. On April 24, 2001, PG&E filed a motion seeking the Court's permission for PG&E to pay all pre-filing obligations incurred in connection with all energy efficiency programs it currently administers. In management's opinion, the PG&E bankruptcy filing should not have a material adverse effect on the Company's operations.

In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to other energy services companies primarily in Southern California. Effective September 30, 1999, the Company sold 95 percent of its interest in LTS. In exchange for the shares of LTS, the Company recovered the 690,000 shares of the Company's Class A Common Stock that it originally had issued in connection with the acquisition of LTS, as well as a 10 year non-interest bearing note for approximately $936,000, which may be repaid by LTS by providing lighting services to the Company. The Company incurred a loss of approximately $651,000 as a result of the sale. In addition, the note has been fully reserved due to uncertainty surrounding its recoverability. As of March 31, 2001, the Company has recovered $76,367 of this note.

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

As of October 15, 2000, and as a result of the Company's inability to issue dividend payments because of its shareholders' deficit, the Company is in default on its requirement to pay dividends on the Series C Preferred Stock for four quarters. Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar Capital, Inc. ("Westar") and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission by the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors. In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar were 16,208 shares of Series C stock related to the October 15, 1999 dividend, valued at $28,202, and $83,015 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock valued at $1,661), April 15, 2000 ($81,040 cash), July 15, 2000 ($81,040 cash), October 15, 2000 ($81,040 cash), January 15, 2001 ($81,040 cash), and April 15, 2001 ($81,040 cash) dividend requirements. While the Company has been unable to pay six quarterly dividends, as of the date of this quarterly report, Westar has not exercised its right, discussed above, to elect a majority of the Board of Directors.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company has experienced and expects substantial reductions in revenues, cost of sales and selling, general and administrative expenses (see Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995). The Company has refocused itself on its core business of being an energy services company with primary emphasis in California markets.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations

Three months ended March 31, 2001, compared to the three months ended March 31, 2000.

Revenues for the three month period ended March 31, 2001 were $3,257,178, compared to $3,018,234 for the same period in 2000, an increase of $238,944, or 8 percent. This increase was primarily due to increased project revenues in California.

Cost of revenues for the three months ended March 31, 2001 was $2,038,192, compared to $1,631,288 for the three months ended March 31, 2000, an increase of $406,904, or 25 percent. Gross profit for the three months ended March 31, 2001 was $1,218,986, compared to $1,386,946 for the three month period ended March 31, 2000, a decrease of $167,960 or 12 percent. As a result, gross profit as percentage of revenues decreased from 46 percent of revenues to 37 percent of revenues for the three months ended March 31, 2000 and 2001 respectively. This decrease is primarily attributable to a decrease in the level of higher margin consulting revenue earned as percent of overall sales. Additionally, costs in excess of those planned related to a significant project contributed to the decrease.

Selling, general and administrative ("SG&A") expense was $968,515 for the three months ended March 31, 2001, compared to $2,019,491 for the three months ended
March 31, 2000, a decrease of $1,050,976, or 52 percent. The decrease is primarily attributable to the discontinuance and/or divestiture of certain subsidiaries, and the termination of the Sale and Noncompetition Agreement with SYCOM Corporation in June 2000, and the Company's continued efforts to reduce SG&A expenses.

Depreciation and amortization expense for the quarter ended March 31, 2001 was $67,059 compared to $128,108 for the same quarter in the prior year, a decrease of $61,049, or 48 percent. The decrease is primarily attributable to the reduction related to discontinued and/or divested subsidiaries.

Compensation expense under variable incentive stock option plan includes $164,718 in non-cash compensation expense related to its variable stock option plan, primarily as a result of a substantial increase in the market price of the Company's stock from December 31, 2000 to March 31, 2001.

Recovery of bad debt reserves includes a $121,126 reduction in expense due to recovery of bad debt reserves. Recovery was in the form of cash. The note receivable is with a related party.

Recovery of reserve provided for sale or disposal of subsidiary includes $62,161 in expense reduction and recovery of reserves established in connection with the note recognized as part of the Company's sale of LTS. The recovery represents the value of services provided to the Company during the three months ended March 31, 2001.

Net other income was $35,339 for the three month period ended March 31, 2001, compared to net other expense of $57,362 for the same three months in 2000, an improvement to net income of $92,701. This improvement was primarily attributable to a cash recovery of interest income earned in connection with a note receivable with a related party.

Net income for the three months ended March 31, 2001 was $264,956, or $0.01 per share, after inclusion of an extraordinary gain of $33,591 for gains recognized on the reduction of liabilities at amounts that were less than the face value of amounts due. Net loss for the three months ended March 31, 2000 was $893,393, or $0.05 loss per share. The change from the net loss in the quarter ended March 31, 2000 to March 31, 2001 represents an improvement of $1,158,349 in the current three month period.

Nine months ended March 31, 2001, compared to the nine months ended March 31, 2000.

Revenues for the nine month period ended March 31, 2001 were $9,717,498, compared to $15,825,658 for the same period in 2000, a decrease of $6,108,160, or 39 percent. The decrease reflects the sale of LTS and assets of Onsite/Mid-States, Inc. ("OMS"), the discontinued operations of REEP and ERSI, limiting the operation of Onsite Energy Service, Inc. ("OES"), to industrial water purification in Kansas and the termination of its Sale and Noncompetition Agreement with SYCOM Corporation. Revenues in the current year nine month period include approximately $566,000, with no associated costs, related to the sale of project incentive revenues for several projects to an unrelated third party and approximately $175,518 of revenue for projects sold to a related party. Revenues also reflect increased revenues from projects in California.

Cost of revenues for the nine months ended March 31, 2001 was $5,679,970 (58 percent of revenues) compared to $10,992,254 (69 percent of revenues) for the nine months ended March 31, 2000, a decrease of $5,312,284, or 48 percent. Cost of sales as a percentage of revenues is lower primarily as a result of consulting revenues with higher margins, and project incentive revenues (which have higher margins) accounting for a higher percent of total revenues.

Gross profit for the nine months ended March 31, 2001 was $4,037,528, compared to $4,833,404 for the nine month period ended March 31, 2000, a decrease of $795,876. Even though gross profit decreased by 16 percent, gross profit as a percentage of revenues improved to 42 percent of revenues for the nine months ended March 31, 2001 compared to 31 percent of revenues for the same period in the prior year. This improvement was due primarily to the discontinuation of lower margin business units as discussed above coupled with increases in higher gross margin business units such as energy consulting, accounting for a higher percentage of total revenues.

SG&A expense was $2,653,840 for the nine months ended March 31, 2001, compared to $7,166,465 for the nine months ended March 31, 2000, a decrease of $4,512,625 or 63 percent. The decrease is primarily related to the discontinued and/or divested subsidiaries, the termination of the Sale and Noncompetition Agreement with SYCOM Corporation in June 2000, the negotiated termination of a customer contract pursuant to which certain employees ceased employment with the Company and were hired by the customer, and the ongoing efforts by management to reduce SG&A expenses.

Depreciation and amortization expense for the nine month period ended March 31, 2001 was $196,458 compared to $402,981 for the same nine month period in the prior year, a decrease of $206,523, or 51 percent. The decrease is due primarily to disposals of property and equipment from discontinued and/or divested subsidiaries.

Compensation expense under variable incentive stock option plan included $135,880 in non-cash compensation expense related to its variable stock option plan, primarily as a result of a substantial increase in the market price of the Company's stock from June 30, 2000 and March 31, 2001.

Recovery of bad debt reserves includes an approximate $121,126 reduction in expense due to recovery of bad debt reserves. Recovery was in the form of cash. The note receivable is with a related party.

Recovery of reserve provided for sale or disposal of subsidiary includes $76,367 in expense reduction and recovery of reserves established in connection with the note recognized as part of the Company's sale of LTS. The recovery represents the value of services provided to the Company during the nine months ended March 31, 2001.

For the nine months ended March 31, 2000 recovery of reserve provided for in the sale or disposal of subsidiary was a reduction in the operating loss of $358,670, and was a non-recurring item relating specifically to the sale of 95 percent of the Company's interest in LTS. In June 1999, the Company had decided to sell LTS, and at that time established a reserve for possible loss of $1,010,000 based upon estimates derived from the facts that existed prior to a definitive agreement for sale. The ultimate sale resulted in a loss of approximately $651,000.

Net other expense was $24,859 for the nine month period ended March 31, 2001, compared to net other expense of $224,675 for the same nine months ended March 31, 2000, a decrease in expense of $199,816, or 89 percent. This decrease was primarily attributable to a decrease in interest expense as a result of reduced interest bearing obligations.

Net income from operations for the nine months ended March 31, 2001 was $1,231,119, or $0.05 per share, compared to net losses from operations of $2,681,225, or $0.19 per share. This improvement reflects the effect of improved gross profit margins, reduced operating expenses, recoveries of reserves and gains on sales of assets in connection with the ongoing divestment of assets previously held in discontinued operations.

Net income for the nine months ended March 31, 2001 was $1,752,029, or $0.08 per share after inclusion of an extraordinary gain of $520,910 for the reduction of liabilities at amounts that were less than the face value of amounts due. Net loss for the nine months ended March 31, 2000 was $2,681,225, or $0.19 loss per share.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $259,840 as of March 31, 2001, compared to $226,080 as of June 30, 2000. Working capital was a negative $5,676,340 as of March 31, 2001, compared to a negative $7,703,629 as of June 30, 2000, an improvement in the Company's negative working capital position of $2,027,289, or 26 percent during its current fiscal year.

Cash flows provided by operating activities was $464,286 for the nine months ended March 31, 2001, compared to negative $425,203 for the same nine month period in the prior year, an improvement of $889,489. Key uses of cash in reconciling net income to cash flow from operations included increases in accounts receivable, recoveries of loss reserves, recognition of revenue from deferred revenue accounts and gains on extinguishment of liabilities.

Cash flows provided by investing activities was $93,599 for the nine months ended March 31, 2001, compared to $314,146 for the same nine month period in 2000, a decrease of $220,547. The decrease was primarily attributable to a reduction in proceeds from sales of assets in connection with the divestiture of certain discontinued and/or divested subsidiaries.

Cash flows used in financing activities were $524,126 for the nine months ended March 31, 2001, compared to $710,084 for the same nine month period last year, a decrease of $185,959. The decrease is primarily due to reduction in repayments of notes payable.

The Company suffered significant losses from operations for the previous two fiscal years. For the years ended June 30, 2000 and 1999, the Company had net losses of $6,637,046 and $6,477,458, respectively, and had a negative working capital of $7,703,629 and an accumulated deficit of $34,978,075 as of June 30, 2000. During the current fiscal year and the fiscal year ended June 30, 2000, the Company took steps to mitigate its losses, improve its working capital position and enhance its future viability. As a result of these steps, the Company's negative working capital has improved by $2,027,289 to negative
$5,676,340  as of March  31,  2001  compared  to  negative  working  capital  of
$7,703,629 as of June 30, 2000. The Company's shareholder deficit improved by $2,261,963 between June 30, 2000 and March 31, 2001. The steps to improve working capital and enhance future viability included: (i) the termination of its Sale and Noncompetition Agreement with SYCOM Corporation; (ii) the sale of substantially all of the assets held in its indirect wholly-owned subsidiary, OMS; (iii) the selling of its wholly-owned subsidiary, LTS; and (iv) the discontinuation of the operations in its unprofitable REEP and ERSI subsidiaries. These actions raised cash, and decreased the Company's working capital deficit. In management's opinion these developments helped to significantly improve the Company's long-term viability. During fiscal year 2001, the Company has refocused its efforts on its core business of being an energy services company focusing primarily in the California markets. Management believes that all of the above actions greatly help in enabling the Company to continue as a going concern, with reduced revenues and reduced expenses. Future cash requirements will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. (See Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 above.)

Seasonality and Inflation

Management does not believe that the business of the Company is significantly affected by seasonality or inflation.

Impact of Recently Issued Standards

In fiscal year 1999, the Federal Accounting Standards Board (the "FASB") issued Standard Financial Accounting Statement ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or
liabilities   in  the  statement  of  financial   position  and  measures  those
instruments at fair value. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 with no material effect on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company has adopted SAB 101 with no material effect on its financial position or results of operations.

Part II -  Other Information

Item 1. Legal Proceedings. On March 5, 2001, the Company was served with a complaint by ABB Power T&D Co., Inc. (Superior Court of California, County of San Diego, North County Division, Case No. GIN011026) against the Company and Onsite Business Services, Inc. (nka Onsite Energy Services, Inc.) (OES), alleging breach of contract in connection with a purchase order issued and supporting letter delivered in December 1998. The action seeks payment of monies ($99,323.08) allegedly owed for materials supplied, plus interest and attorneys' fees. The Company and OES have settled this matter and execution of a settlement agreement is pending.

Also, as previously disclosed by the Company in its Form 10-KSB for fiscal year ended June 30, 2000, in August 2000, D. Falasca Plumbing, Heating, Cooling, Inc. ("Falasca") filed a complaint (Superior Court of New Jersey, Hudson County, Law Division, Docket No. L-4713-00) against the Company and other parties, including three of the Company's current or former directors and officers, alleging breach of contract and related causes of actions in connection with one of the Company's projects. In October 2000, Falasca filed an amended complaint, dropping one of the three directors named in the original complaint. The action seeks payment of monies ($658,000) allegedly owed under a subcontract agreement, plus interest, costs of suit and other alleged damages. Although Falasca granted the Company an extension for filing responsive pleadings, in February 2001, a default nevertheless was entered against the Company and one of its former directors and officers, as well as another defendant, for alleged failure to respond or defend in light of the Court's notice of intent to dismiss for lack of prosecution. Falasca has agreed to execute a Consent Order setting aside the default, and the Company will file its prepared responsive pleadings.

The Company has recognized expenses associated with the amounts claimed under the various legal proceedings in the Company's prior financial statements, although the Company will continue to incur legal fees, expenses and costs related to these proceedings until the various matters are resolved.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities. As of October 15, 2000, and as a result of the Company's inability to issue dividend payments because of its shareholders' deficit, the Company is in default on its requirement to pay dividends on the Series C Preferred Stock for four quarters. Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission by the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors. In March 2000, the Company reached an agreement with Westar whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar in exchange for the Company's release of Westar and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar were 16,208 shares of Series C stock related to the October 15, 1999 dividend, valued at $28,202, and $83,015 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock valued at $1,661), April 15, 2000 ($81,040 cash), July 15, 2000 ($81,040 cash), October 15, 2000 ($81,040 cash),
January 15, 2001  ($81,040  cash),  and April 15, 2001 ($81,040  cash)  dividend requirements, for a total of 15,823 shares of Series C Stock and $405,200. While the Company has been unable to pay six quarterly dividends, as of the date of quarterly report, Westar has not exercised its right, discussed above, to elect a majority of the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders. The Annual Meeting of Stockholders of the Company was held in Carlsbad, California, on January 11, 2001. At the meeting, the stockholders elected Messrs. H. Tate Holt and Frank J. Mazanec as directors of the Company to hold office until the 2002 Annual Meeting of Stockholders, and elected Messrs. Charles C. McGettigan and Richard T.

Sperberg as directors of the Company to hold office until the 2001 Annual Meeting of Stockholders, and until their successors are elected and qualified. The stockholders (i) approved an amendment to the Company's 1993 Stock Option Plan (a) to increase the number of shares available for grant under the Plan by 600,000 shares; and (b) to increase the term of non-discretionary options granted to non-employee directors to ten years; and (ii) approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares available for issuance by the Company to 40,000,000 shares.

The  following  is a summary of the  results of the  meeting:
PROPOSAL  NO. 1 - ELECTION OF DIRECTORS


Name of Director              Result          Votes For         Votes Withheld      Total
-------------------------- ---------------- -------------      ----------------  -------------

H. Tate Holt                 ELECTED         26,300,067           98,482           26,398,549

Frank J. Mazanec             ELECTED         26,301,667           96,882           26,398,549

Charles C. McGettigan        ELECTED         26,300,067           98,482           26,398,549

Richard T. Sperberg          ELECTED         26,293,967          104,582           26,398,549



PROPOSAL NO. 2 - AMENDMENT TO STOCK OPTION PLAN


Proposal Result              Votes For      Votes Against       Votes Withheld      Total
-------------------------- --------------  --------------      ----------------  ------------

Amendment to 1993 Stock     18,162,731        8,208,881           26,937           26,398,549
Option Plan ADOPTED



PROPOSAL NO. 3 - AMENDMENT TO CERTIFICATE OF INCORPORATION

Proposal Result              Votes For      Votes Against       Votes Withheld      Total
-------------------------- --------------  --------------      ----------------  ------------

Amendment to Certificate    22,077,553          502,453           22,933           22,602,939
of Incorporation ADOPTED



Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ONSITE ENERGY CORPORATION



Date: May 14, 2001                   By: \s\ RICHARD T. SPERBERG
                                          --------------------------------------
                                          Richard T. Sperberg
                                          President and Chief Executive Officer



                                     By: \s\ PAUL E. BLEVINS
                                         ---------------------------------------
                                          Paul E. Blevins
                                          Chief Financial Officer and Principal
                                          Accounting Officer