Form 10KSB
period 2001-06-30
ONSITE ENERGY CORP
filed 2001-09-28
CIK 909171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended June 30, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to____________.

COMMISSION FILE NUMBER: 1-12738

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
                  Class A Common Stock                                                       N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year............. $12,007,000

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days............................... $1,391,000 as of September 25, 2001.

The number of shares of Common Stock outstanding as of September 25, 2001 is 20,584,667.

DOCUMENTS INCORPORATE BY REFERENCE

           DOCUMENTS INCORPORATED BY REFERENCE                          10-K PART AND ITEM WHERE INCORPORATED
----------------------------------------------------------            -----------------------------------------
     Definitive Proxy Statement for Annual Meeting of                      Part III: Items 9, 10, 11 and 12
Stockholders of the Registrant to be held December 6, 2001

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION. Onsite Energy Corporation, a Delaware corporation (the "Company"), was formed pursuant to a business reorganization effective February 15, 1994.

BUSINESS OF ISSUER. The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and onsite electricity generation projects and advising customers on the purchasing of energy in deregulated energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning ("HVAC") upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. The Company itself and through a wholly-owned subsidiary also provides professional consulting services in the areas of market assessment, business strategies and public policy analysis. It is the Company's mission to help customers save money through independent energy solutions.

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

SUBSIDIARIES/PARTNERSHIPS. Substantially all of the Company's revenues are generated through energy services and consulting services. The Company's subsidiaries are as follows:

       ENERGY NEXUS GROUP, INC. On July 1, 2001, the Company activated Energy Nexus Group, Inc. ("ENG"), a California corporation, to facilitate the Company's continuing consulting services business. The Company owns 100 percent of ENG's outstanding common stock. As of July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to the new subsidiary.

       SYCOM ONSITE CORPORATION. Effective June 30, 1998, the Company, through its wholly-owned subsidiary SYCOM ONSITE Corporation ("SO Corporation"), acquired all of the assets and specific liabilities of privately-held SYCOM Enterprises, L.L.C. ("SYCOM LLC"), an independent ESCO. SO Corporation acquired the project assets and certain specific liabilities of SYCOM LLC in exchange for 1,750,000 shares of the Company's Class A Common Stock. In addition, under a Sale and Noncompetition Agreement, SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P. ("SYCOM LP"), in exchange for 157,500 shares of non-voting, non-dividend Series D Convertible Preferred Stock of the Company ("Series D Stock") convertible in the aggregate into 15,750,000 shares of the Company's Class A Common Stock. The Series D Stock was held in escrow under an Escrow Agreement, to be released when the Company's Class A Common Stock reached $2.00 per share and annualized after-tax earnings totaled $0.15 per share (including the shares of Class A Common Stock into which the Series D Stock was convertible) over four consecutive quarters, and certain specified debts of SYCOM Corporation and SYCOM LP had been satisfied. These share values and earnings thresholds increased by 10 percent per year after December 31, 1999. Pursuant to the terms of a Stock Repurchase Agreement, the Company could repurchase the escrowed Series D Stock for $0.001 per share if: (i) the Sale and Noncompetition Agreement is terminated; and (ii) after June 30, 2000, such repurchase is justifiable based on the reasonable business judgment of the Company's Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer are being retained by SO Corporation; and (b) there is no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement will be achieved. The Company also could repurchase the escrowed Series D Stock during the 30 day period prior to the scheduled release date (June 30, 2006) if any one of the specified conditions for release of the Series D Stock had not been satisfied. At such time as the Series D Stock was to be released from the escrow to SYCOM Corporation, up to three additional members of the Company's Board of Directors may be designated by SYCOM Corporation. Two members designated by SYCOM LLC were added to the Company's Board of Directors as a result of the acquisition, which members subsequently resigned in September 2000. The acquisition added offices in New Jersey and Washington D.C. Effective June 30, 2000, the Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation and subsequently closed the New Jersey and Washington, D.C. offices. All outstanding shares of Series D Stock were repurchased. SO Corporation continues to operate as a subsidiary.

       LIGHTING TECHNOLOGY SERVICES, INC. On June 13, 1998, the Company completed the acquisition of Lighting Technology Services, Inc. ("LTS"), a Costa Mesa, California based lighting services company. In exchange for all of the outstanding shares of LTS, the Company initially issued a total of 690,000 shares of the Company's class A Common Stock and paid $500,000 to the former stockholders of LTS. As a wholly-owned subsidiary of the Company, LTS pursued independent lighting services opportunities in commercial, industrial and educational markets while also providing lighting subcontractor services to the Company and other ESCOs. Effective September 30, 1999, the Company sold the stock of LTS back to one of LTS's founders.

       ONSITE ENERGY SERVICES, INC. In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), an indirect wholly-owned subsidiary of Western Resources, Inc. ("Western Resources") (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc. Subsequently, Onsite Business Services, Inc. changed its name to Onsite Energy Services, Inc. ("OES"). The purchase price was 1,700,000 shares of the Company's Class A Common Stock issued upon closing to Westar Capital, Inc., now known as Westar Industries, Inc. ("Westar Industries"), a wholly-owned subsidiary of Western Resources, with an additional 800,000 shares of Class A Common Stock being released to Westar Industries from an escrow in March 1998 when certain conditions set forth in the acquisition documents were satisfied. OES currently provides industrial water services in the State of Kansas.

       ONSITE/MID-STATES, INC. In February 1998, OES, via its wholly-owned subsidiary Onsite/Mid-States, Inc. ("OMS"), acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States Armature"), for $290,000. Mid-States Armature had been in business for 45 years providing specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. OMS was located in Salina, Kansas. OMS sold substantially all of its assets to two former employees of OES in February 2000.

       REEP ONSITE, INC. AND ERSI ONSITE, INC. Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP"), and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets of REEP, Inc. in exchange for the assumption of certain specific liabilities. REEP provided residential energy services while ERSI was a commercial lighting contractor. REEP, Inc. is an affiliate of SYCOM Corporation and had been in business for 16 years.

Effective June 30, 2000, in connection with the termination of the Sale and Noncompetition Agreement with SYCOM Corporation discussed above, the Company shut down the operations of REEP and ERSI.

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

       LOSS FROM OPERATIONS, POSSIBLE NEED FOR ADDITIONAL WORKING CAPITAL AND POTENTIAL DILUTION TO EXISTING STOCKHOLDERS. For the years ended June 30, 2000 and 1999, the Company had net losses of $6,637,000 and $6,477,000, respectively, negative working capital of $7,704,000 and stockholders' deficit of $8,314,000 as of June 30, 2000. However, in its most recent fiscal year ended June 30, 2001, the Company achieved net income of $1,657,000. By June 30, 2001, the Company also reduced its negative working capital position to $5,619,000 and stockholders' deficit to $5,494,000. Management believes that the Company will continue to be able to generate additional revenues and improve operating efficiencies through further additions of new projects, and by other means to continue profitable operations. The steps taken by the Company during the year ended June 30, 2000, and further steps taken during the year ended June 30, 2001, helped to return the Company to profitability, improve financial position and enhance its future viability. In addition, during the fiscal year ended June 30, 2000, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing stockholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During fiscal year 2000, the Company sold LTS and sold substantially all of the assets of OMS in an effort to raise cash and reduce operating losses. In a further step to reduce operating losses, in June 2000, the Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation and closed down REEP and ERSI. Management believes that all of the above actions will improve the Company's ability to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing stockholders.

       DIVESTITURE OF RECENTLY ACQUIRED SUBSIDIARIES. As discussed above, the Company has divested itself of LTS through a stock sale and the assets of OMS through an asset sale, substantially reduced the operations in New Jersey through a termination of the Sale and Noncompetition Agreement with SYCOM Corporation and has reduced the operation of OES to exclusively provide industrial water services in the State of Kansas. As a result, the Company has focused on its core business, namely a western regional ESCO.

       CONTROL OF THE COMPANY. The directors, officers and stockholders that own more than 5 percent of the Company's Class A Common Stock beneficially own approximately 70 percent of the Company in the aggregate. As a result of their ownership, such stockholders will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying or preventing a change in control of the Company.

       Under the Certificate of Designations for the Series C Convertible Preferred Stock ("Series C Stock") (see Item 5, MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS) if, at any time, four or more quarterly dividends, whether or not consecutive, in the Series C Stock are in default, in whole or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company. Westar Industries, the holder of all of the issued and outstanding shares of the Series C Stock, has not exercised its rights as of September 26, 2001.

       DEPENDENCE ON LIMITED KEY AND NEW CUSTOMERS. For the fiscal years ended June 30, 2001, and 2000, three customers in the aggregate accounted for approximately 29 percent and 33 percent, respectively, of the Company's total revenues. Historically, large contracts account for a significant portion of the Company's total revenues. Although the Company usually receives revenues pursuant to long-term energy services and maintenance agreements after completion of the project, the majority of the revenues are from projects that are not recurring. Therefore, the Company is dependent on finding, financing and entering into contracts with new customers.

       LOSS OF LARGE NON-RESIDENTIAL STANDARD PERFORMANCE CONTRACT ("LNSPC") PROGRAM IN CALIFORNIA. In mid-2001, the investor owned utilities, and Pacific Gas & Electric ("PG&E"), in particular, fully subscribed their budgets for their LNSPC program, which provides financial incentives for large businesses to install energy efficiency projects. During fiscal year 2001, approximately 72 percent of the Company's energy efficiency projects participated and benefited from incentives provided by this program. To mitigate this development, the Company applied to the California Energy Commission ("CEC") and has received a grant to subsidize energy efficiency projects in California focused on the food processing, beverage and food distribution industries. While the Company believes this development will not have a material negative long-term impact to its operations, the near-term effect could hinder the Company in securing contracts for energy efficiency projects in California.

       REVENUES DEPENDENT UPON PHASED APPROVALS FROM GOVERNMENT AGENCIES AND CUSTOMERS. Pursuant to its energy services agreements, a material portion of the gross revenues for the Company are dependent upon phased approvals by customers of projects and budgets. In addition, because many of the Company's contracts are with local, public agencies, the Company's contracts may be subject to public hearings and local government approval. Therefore, even though the Company has entered into energy efficiency projects that may provide significant revenues to the Company, the realization of the Company's budgeted revenue is dependent upon the outcome of energy audits and the approval of each phase of the work to be performed. Further, many proposed contracts are subject to approval by local government agencies that may meet only periodically and may delay approval of the contracts due to other agenda items. A significant delay in the realization of revenue could have a material adverse impact on the business of the Company, its cash flow and its operating results.

       DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent on its officers and other key personnel. The future success of the business of the Company will depend upon the ability to attract, retain and motivate key employees. Specifically, the loss of Richard T. Sperberg, President and Chief Executive Officer, Frank J. Mazanec, Senior Vice President, and/or Elizabeth T. Lowe, Vice President, among others may materially adversely affect the Company's business.

       LIMITED MARKET FOR CLASS A COMMON STOCK. Although the Company's Class A Common Stock is quoted on the Over-the-Counter (OTC) Bulletin Board, because of the Company's small capitalization and public float, the Class A Common Stock has limited liquidity. Therefore, stockholders may have a difficult time selling their Class A Common Stock without adversely affecting the price of such stock.

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

       COMPETITION. The energy efficiency and onsite electricity generation business is highly competitive. As discussed in COMPETITION TO THE COMPANY below, the Company will compete with other firms, including utility affiliates, for a limited number of large contracts. Competitors generally have substantially greater financial resources than the Company and may expend considerably larger sums than the Company on marketing. The successful operation of the Company will depend on its ability to meet future competition.

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

       ENVIRONMENTAL RISKS. As discussed in GOVERNMENTAL REGULATIONS/ENVIRONMENTAL LAWS below, the energy efficiency projects of the Company may involve the handling and/or removal of hazardous substances such as polychlorinated biphenals (PCB), asbestos or asbestos-containing materials
(ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and the emissions from onsite electricity generation projects. The Company intends to contract, or have their customers and/or subcontractors contract, with certified hazardous waste removal companies whenever hazardous waste must be handled, stored, transported or disposed of, and to obtain indemnification from both the customer and the subcontractors for any liability the Company may incur if there is not full and strict compliance with all applicable federal, state and local laws and ordinances, and regulations thereunder, for the protection of health, safety, welfare and the environment. Because the Company intends to engage a third party to handle and remove hazardous waste, the Company believes that potential liability for environmental risks is not material.

       ONGOING MAINTENANCE FOR WATER TREATMENT PLANTS. OES has two contracts with Western Resources, an affiliate of a major Stockholder, whereby OES constructed and maintains equipment for supplying demineralized water for boiler makeup water at Western Resources' Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OES is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OES is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident. There have been no damage occurrences since the inception of both contracts. The occurrence of an incident, or multiple incidents, although considered remote, could have a material adverse impact on the financial condition and the results of operations of the Company. The loss of either or both of the two contracts would not have a material adverse effect on the financial condition or the results of operations of the Company.

       NO DIVIDENDS ON CLASS A COMMON STOCK. It is anticipated that no cash dividends will be declared by the Company on its Class A Common Stock in the near future. Shares of Series C Stock are entitled to an annual dividend at the rate of 9.75 percent of the "liquidation preference" of $5.00 per share per annum out of any funds legally available for payment of such dividends. During the first two years, the dividends on the Series C Stock were paid through the issuance of shares of Series C Stock.

MAJOR EVENTS, CONTRACTS AND CUSTOMERS. In addition to the acquisitions and divestitures discussed above, the following is a list of major events and contracts that occurred in the fiscal year ended June 30, 2001, and how they are significant to the last two fiscal years' revenues.

       CALIFORNIA ENERGY CRISIS. During fiscal year ended June 30, 2001, the electric utility infrastructure in California experienced severe shortages in generating capacity in meeting the demands of the residents and businesses located in California. This shortage and other market factors led to significant increases in both the wholesale price and end-user price of electricity throughout most of the state. These increases were reflected immediately in rates in the San Diego area and only since June 1, 2001 have they been reflected in rates of other California investor owned utilities. The Company has responded by continuing to promote its services to businesses throughout California. The Company to date has seen significant increases in business development opportunities, but only modest additional actual contract activity as a direct result of the shortages and the recent increases in electricity prices.

       NORTHERN CALIFORNIA BUSINESS OPERATIONS. In 1998, the Company established an operating unit in Northern California to develop the energy efficiency projects business for companies primarily engaged in the food processing and distribution industry. The unit combines its food industry and energy efficiency expertise to provide design, installation and verification of energy efficiency measures for food processing and distribution businesses. Typical projects earn revenue from a combination of installation, consulting and sharing of revenues from utility incentive programs available from regional public utilities.

       Revenues to the Company were $3,084,000 and $893,000 for the fiscal years ended June 30, 2001, and 2000, respectively.

       CITY OF SAN DIEGO. In November 1999, the Company entered into a master energy services agreement with the City of San Diego, California for the implementation of energy efficiency projects. The first of what is anticipated to be multiple projects identified under the agreement involved lighting, controls and mechanical projects intended to reduce consumption at two city buildings. In the fiscal years ended June 30, 2001, and 2000, the Company received executed contract amendments for projects under the master agreement for approximately $2,600,000 and $1,700,000, respectively.

       Revenues to the Company were approximately $1,600,000 and $100,000 for the fiscal years ended June 30, 2001, and 2000, respectively.

       SANWA BANK, CALIFORNIA. In August 1999, Company entered into a $1,200,000 contract with Sanwa Bank, California to replace two 275-ton centrifugal chillers, install a new 325-ton cooling tower, install adjustable speed drives to supply air, install exhaust fans, hot water pumps and a direct digital control system and a high efficiency lighting system retrofit including new lamps and ballasts.

       Revenues to the Company were approximately $400,000 and $1,000,000 for the fiscal years ended June 30, 2001, and 2000, respectively.

       KANSAI ELECTRIC POWER COMPANY ("KEPCO"). In February 2000, KEPCO, the second largest electric utility in Japan, engaged the Company to provide consulting and training services in a $950,000 contract. The services focused on providing instruction and support to enable KEPCO to establish an ESCO in Japan.

       Revenues to the Company were approximately $250,000 and $700,000 for the fiscal years ended June 30, 2001, and 2000, respectively.

       $1,000,000 PRIVATE PLACEMENT. In August 1999, the Company completed a private placement with its Chairman of the Board and other related investors. Terms of the placement included the issuance of 50,000 shares of Series E Stock convertible into 5,000,000 shares of Class A Common Stock and warrants to purchase 1,250,000 shares of Class A Common Stock at $.75 per share. The Series E Stock is immediately convertible to Class A Common Stock at a rate that was below market on the date of issuance, resulting in a beneficial conversion element of approximately $763,000, which was recorded as a preferred stock dividend in the first fiscal quarter ended September 30, 1999. The intrinsic value of the Series E Stock issued to the director was $47,000 on the date of issuance and resulted in a charge against earnings in the first fiscal quarter ended September 30, 1999.

       MIDDLETOWN TOWNSHIP BOARD OF EDUCATION. The Company has executed contracts under a master energy services agreement with the Middletown Township Board of Education ("MBOE") in Middletown, New Jersey, with total additional project costs of approximately $22,800,000 (of which the Company will recognize approximately $6,200,000 in revenue and MBOE will contract directly with other subcontractors for the remainder). The projects are expected to save MBOE approximately $9,000,000 in energy costs over 10 years, and MBOE will receive substantial benefits from incentives paid by Public Service Electric and Gas Company ("PSE&G"), the local utility. The project enables MBOE to make significant energy-related capital improvements to its facilities and to fund these improvements primarily through energy cost savings and utility incentives. The Company is accomplishing the overall project at MBOE through the installation of geothermal heat pumps and the retrofit of facility lighting. The implementation of the project is expected to be completed over a period extending through mid-2003.

       Revenues to the Company were approximately $940,000 and $1,500,000 in the fiscal years ended June 30, 2001, and 2000, respectively.

       NEWARK PUBLIC SCHOOLS. In December 1998, the Company entered into an agreement to perform work on state-operated educational facilities in the City of Newark, New Jersey totaling $7,600,000 in revenues for the Company. This project required the Company, as a subcontractor to Johnson Controls, Inc., to procure and install certain lighting equipment designed to improve the efficiency, thereby reducing expenditures. The Company also arranged for, and sponsored participation of the facilities in, PSE&G's Standard Offer Program, through which PSE&G purchases energy savings generated by the project.

       Revenues to the Company were approximately $0 and $3,600,000 for the fiscal years ended June 30, 2001, and 2000, respectively.

       R.E. THOMASON GENERAL HOSPITAL. In 1996, the Company entered into an agreement with R.E. Thomason General Hospital ("Thomason") for the operation and maintenance ("O&M") of its central utility plant. The original agreement ran for a 27-month period, commencing February 1996, with additional extensions at the option of Thomason. In April 1999, Thomason renewed the O&M agreement for an additional 12 months. In connection with this O&M agreement, the Company had staffed the central plant facility with eight full-time positions including a supervisor, mechanic and plant operators. The contract subsequently expired in September 2000, and in connection with the scheduled termination, the Company was notified that Thomason would not renew the contract. The Company and Thomason then cooperated to place the Central Plant staff with Thomason.

       Revenues to the Company were $313,000 and $873,000 for the fiscal years ended June 30, 2001, and 2000, respectively.

       CONSULTING. The Company also provides professional energy efficiency consulting services for a variety of clients, including energy customers, utilities, product suppliers and government. These consulting services include engineering design, project feasibility and development, direct access planning services, market assessments, business strategy, public policy analysis and environmental impact/feasibility studies. The Company currently provides consulting support to customers, manufacturers, utilities, state and federal governments including, but not limited to, the Gas Research Institute (Chicago, IL); Solar Turbines (San Diego, CA); Industrial Center, Inc. (Arlington, VA); California Energy Commission (Sacramento, CA); a major amusement theme park; a major multi-branch national financial institution; Caterpillar Inc. (Lafayette, IN); Lockheed Martin (Oak Ridge, TN); the American Gas Association (Washington,
DC); the Interstate Natural Gas Association of America (Washington, DC); the Electric Power Research

Institute (Palo Alto, CA); and the U.S. Department of Energy (Washington, D.C.). Beginning July 1, 2001, consulting services will be provided through the Company's newly formed subsidiary, ENG.

       Consulting revenues to the Company were approximately $2,300,000 and $1,000,000 for the fiscal years ended June 30, 2001, and 2000, respectively.

       INDUSTRY OF ISSUER. Following is a description of the ESCO industry and the business of the Company.

       TRADITIONAL ESCOs. ESCOs traditionally have provided energy efficiency and related services to customers. These ESCOs have provided services through performance contracting that usually involve a guarantee of savings and financing of the energy efficiency measures installed that is paid for out of savings. An ESCO is a full-service, vertically integrated company that provides a complete range of energy efficiency and power management services to its customers. An ESCO offers a method of financing projects and guaranteeing savings as services offered to customers. These elements generally are what differentiate an ESCO from contractors, equipment suppliers and other providers. The Company provides traditional ESCO services to many of its customers. The services are described in greater detail below.

       COMPREHENSIVE ENERGY SERVICES. The Company provides the customer with comprehensive energy services. Such services include:

       -      An initial energy audit

       - Evaluation of purchase options for electricity and fuel, including tariff analysis

       -      Detailed economic and feasibility analysis

       -      Engineering and construction services

       -      Management of project implementation

       -      Verification of savings

       -      Monitoring of performance and maintenance during the service term

       -      Guaranteed savings and/or shared savings programs

       -      Performance contracting with utilities, customers

       - Financing, including direct loans and equipment leases (on and off balance sheet)

       A more detailed discussion of these services follows.

       Audit/Feasibility Analysis: The Company and a customer may enter into a Letter of Agreement providing for an audit/feasibility analysis fee or a nominal fee for no up-front cost. The customer only pays if the Company identifies a cost-effective project that the Customer does not agree to pursue. Upon execution of the Letter of Agreement by a customer, the Company's technical staff conducts an on-site analysis in sufficient detail to establish the potential savings, capital cost estimates and scope of the project. The Company's engineers and technicians often will monitor energy use with data logger equipment. This data is analyzed to determine savings opportunities and energy efficiency and onsite electricity generation measures appropriate for a particular facility. This information also provides empirical data on which to base the incentive application that will be made to the utility company, if applicable. These findings are presented to the customer in the form of a technical proposal/audit report for the project.

       Detailed Engineering: Upon the execution by a customer and the Company of an Energy Efficiency Services Agreement or similar agreement (an "ESA"), licensed mechanical and specialty engineers design the installation of each element of the approved proposal. The process of obtaining required permits from regulatory agencies also begins at this point.

       Financing: Once the ESA has been executed, the Company arranges financing for the project in cooperation with the customer if the customer does not desire to finance the project itself. Financing can take many forms, from energy savings-based agreements to equipment capital and operating leases to traditional and non-recourse project financed loans. The Company has experience in arranging such financing for projects based upon anticipated annual savings. Financing packages are negotiated for the customer in most cases such that the savings exceeds the cost of financing for the project.

       Procurement and Construction: This phase of a project involves equipment purchasing, subcontractor selection and construction management to final project completion. Construction management is performed by an experienced project execution team under the overall direction of one of the Company's experienced project managers.

       Start Up and Commissioning: This step integrates the initial operation of the project, including system start-up and programming, commissioning and final acceptance.

       O&M Services: This phase assures a smooth handoff to operating personnel of the customer, and includes training and documentation. Maintenance contracts, where the Company supplies maintenance services, are available and incorporated into some projects. Guarantees of annual and total savings are coupled with ongoing maintenance of the installed energy efficiency equipment.

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

       PROVIDING UTILITY INCENTIVES FOR CUSTOMERS. In many markets, utilities are administering performance incentives for customers that install projects that save energy. In some cases these incentives are available only through ESCOs; in other cases, either the ESCO or a customer may obtain the incentives.

       Over the past several years, the Company has been successful in maximizing the available incentives for its projects. These incentives have been delivered through Standard Performance Contract programs or through utility Demand-Side Management ("DSM") contracts, where the incentive payments are provided based on actual energy savings achieved from the implemented project or through utility rebate programs. These incentives can offset a substantial portion of the investment necessary to implement the energy efficiency measures. The incentive payments historically have been based upon the resource and environmental value of the energy savings (as compared to the incremental cost of building new power plants due to increased consumption). This incentive toward the costs of the project enhances the feasibility of the individual projects, thereby allowing more and larger projects to qualify for implementation. Before undertaking a project, the Company's engineers analyze the customer's energy consumption and propose a comprehensive solution that maximizes energy savings to the customer through the implementation of the energy efficiency and onsite electricity generation projects. The costs and margin of the retrofit programs implemented by the Company within the customer's facilities are recouped by the savings in energy and operating costs resulting from the project, generally with net positive cash flow to the customer generated throughout the life of the project.

       During the last nine years, the Company has successfully completed several utility DSM competitive bidding programs with PacifiCorp (April 1993); Southern California Edison Company (May 1994, and July 1995, by acquisition); Puget Sound Power & Light Company (June 1994); PG&E (August 1996) and TXU Electric Company (December 2000). The Company also has been a leading ESCO sponsor for Standard Performance Contract programs in New Jersey, California and Texas

       THE CHANGING ENVIRONMENT FOR ENERGY SERVICES. The electric utility industry currently is going through fundamental changes that largely are a result of the more competitive environment for electric power generation developed over the last decade. The restructuring of the electric utility industry may have significant impacts on the method by which electric power is delivered to customers in the future, and also may affect the way energy services are valued and provided. New energy supply marketers are moving to diversify their electricity supply services with other services, which will include energy efficiency services.

       Deregulation of the electric utility industry has expanded the scope of services offered by ESCOs in the competitive marketplace. The Company has expanded its services and organized them to serve the changing energy marketplace. In addition to the traditional ESCO services, the Company is providing the services described below directly to end-use customers or through utility and new energy service companies that are using the Company as an alliance partner to provide the other value-added services:

       SERVICES TO ASSIST CUSTOMERS IN DEREGULATING MARKETS.

       Bill Auditing, Tariff Analyses and Distribution Upgrade: The Company audits bills, develops load profiles and analyzes and optimizes tariffs for customers. Bill auditing has become even more important as the number of pricing points for customers increase and as unbundled bills are late in arriving and have charges from several sources. Tariff analysis also can be important in the transition. Customers may be on incorrect tariffs or may not have taken advantage of special riders or negotiated tariffs that utilities are offering in an attempt to retain customers. The Company also looks for opportunities to upgrade customers to higher, less expensive levels of transmission and distribution service. This is becoming more important as utilities expand their investment (and, therefore, increase the costs) in the continuing regulated sector of transmission and distribution.

       Energy Efficiency and Load Management: Energy efficiency is still the core of the services offered by the Company. Decreasing the use of energy while continuing to perform the same amount of services is often the most cost-effective strategy for the end-user. In a deregulating world, load management takes on more importance because peak-pricing may be much more expensive than it once was in a bundled, regulated rate environment. The ability to move a customer's energy use from on-peak to off-peak times becomes more cost-effective in deregulating markets where more of the energy bill is subject to market forces and time-of-use pricing.

       Onsite and Distributed Generation/Combined Heat and Power: The Company has experience as a distributed generation and a combined heat and power ("CHP") developer and implementer for systems ranging from 60 kW to 20,000 kW at facilities such as industrial facilities, hospitals, multi-family housing, nursing homes, recreational centers, health clubs and hotels. Development activities may be related to on-site generation where the electricity generation is only used on-site and not transmitted to the local utility's power grid or it can be locally distributed to the grid. In either case, it may combine generation of electricity with heat recovery - CHP. CHP is the sequential production of electricity and thermal energy utilizing a single fuel source. The by-product thermal energy from the production of electricity is utilized to provide steam heating, domestic hot water and/or chilled water (through absorption chilling) to the host facility. As a result, 60 percent to 90 percent of the input fuel's energy content can be utilized to produce heat and electricity compared to only 25 percent to 40 percent of the fuel's energy content to make electricity alone in a utility or independent generating plant. The thermal energy produced by the CHP system is used by the host facility to reduce fuel consumption that otherwise would be needed to supply the thermal energy produced by boilers or other fuel burning equipment. A typical system consists of a reciprocating engine or gas turbine generally fueled by natural gas, which drives an electrical generator. A heat recovery system reclaims the heat produced by the engine generator set, yielding steam or hot water to be used in the host facility for domestic, process or space heating/cooling needs. Electrical control relays and switch gear protect the equipment from overload, ensure proper voltage and frequency and interconnect with the local utility's power grid. Since completing its first CHP system in 1984, the Company has been associated with over 35 CHP projects. Electric industry restructuring is creating a renewed interest in on-site (distributed) generation by customers and utilities. Furthermore, CHP is getting increased attention by state and federal environmental agencies as a generation source that can provide net environmental quality benefits to help mitigate global climate change.

       Demand Reduction Programs: Under an agreement with California Independent System Operator Corporation ("CAISO"), the Company has developed a demand reduction program by which it coordinates with end-users of electricity to reduce their consumption at periods when CAISO is experiencing critical shortages of capacity in California's power grid. CAISO compensates the Company for the actual reductions in power usage achieved during the period of shortage. The Company shares the revenue with its participating end-user customers in the program.

       Energy System Outsourcing: The Company can take over the entire operation and maintenance responsibility of the heating, cooling and lighting systems in a customer's facility and provide the customer an agreed upon long-term fixed price contract to provide the customer the heat, cooling and electricity it needs. This approach is referred to as "energy system outsourcing" and offers substantial advantages to those customers who want to be relieved of the costs associated with operating and maintaining their energy systems.

       Commodity Purchasing, Aggregation, Buying Groups: The Company advises its customers on energy purchasing choices (electricity, natural gas and other fuels) and assists them in exercising their choices by preparing individual requests for proposals and coordinating evaluation of responses.

       Energy Consulting: Primarily through ENG, the Company offers consulting services for customers, suppliers and other stakeholders on regulatory policies, market developments and new power technology applications. The Company and ENG have contracts with energy industry trade associations, state and federal governments, manufacturers, research organizations and end-users of energy.

       MARKETS SERVED AND RESULTS OF SERVICE. The Company provides various customer services that focus on saving energy dollars in commercial, institutional and industrial facilities. Using multiple, proven energy technologies prescribed by the Company, today's building owners and operators can receive both cash flow savings and environmental benefits while optimizing energy efficiency, load management or onsite electricity generation, in most cases without any up front capital required from the customer. The Company's integrated energy measures work together to:

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

       COMPETITION TO THE COMPANY. In general, the Company's competitors are other ESCOs that provide similar comprehensive services to customers. Some of these competitors are large companies, affiliated with utilities or equipment manufacturers, with more assets and a larger manpower and resource base than the Company. Utility companies and their affiliates can function as both competitors and partners for the Company. Many utilities have entered the energy efficiency services market through wholly-owned subsidiaries of holding companies in direct competition with ESCOs, including the Company. However, the Company sometimes teams with utility service subsidiaries whereby the utility subsidiary functions as a source of financing for energy efficiency services projects developed and implemented by the Company.

       An important competitive advantage for any ESCO is its ability to provide financing and performance guarantees to the customer. This is the area in which many small, independent ESCOs may be at a disadvantage when compared with the larger companies and utilities. However, the Company has successfully used financing sources such as Academic Capital, L.L.C. ("Academic"), Dana Commercial Credit, Koch Financial ("Koch") and PFG Energy Capital ("PFG"), among others, to provide financing for qualified energy projects, thus maintaining this important advantage for the Company. Over the last four years, Academic, PFG and Koch have provided financing on most of the Company's projects that have been financed. More recently, though, the Company has obtained financing from other sources and has identified other potential sources of financing, thereby reducing its overall dependence on a limited number of sources of project financing. In addition, many of the Company's customers have the ability to obtain their own financing or to pay for the cost of the project themselves.

       The Company's competitive advantage historically has been its experience in certain market sectors and regions, its independence from affiliation with commodity suppliers (utilities) and equipment vendors, and its ability to offer a broader range of services and equipment than other ESCOs can offer. In addition, the Company has been in the energy efficiency business for a longer period of time with a significantly greater number of successful projects than most other ESCO competitors.

       In summary, several factors distinguish the Company from most other ESCOs. These include:

       Independence: The Company is not affiliated with any provider of energy or with any equipment manufacturer. It makes unbiased choices with regard to sources of energy commodity or a specific piece of equipment (e.g. a control system). The Company does not promote one energy specific technology (e.g. an electric technology) when another technology (e.g., a gas technology) could better serve the customer.

       Projects Experience: Since 1982, the Company and its acquired affiliates have provided energy efficiency and related services in over 750 facilities and has saved customers well over $150,000,000. These services have been performed in all types of facilities, including industrial facilities, large and small commercial buildings, schools, government buildings, waste water treatment plants, hospitals and homes.

       Personnel: The Company has an experienced staff of energy service professionals, whose senior managers are recognized leaders in the energy services industry. The President and Chief Executive Officer of the Company is a previous President of the National Association of Energy Service Companies ("NAESCO") and the American Cogen Association, and currently serves on the Board of Directors of NAESCO.

       Access to Financing: As discussed above, and the Company has utilized a number of different financing entities and alternatives to provide financing alternatives to its customers.

       Open Book Pricing: The Company also provides many of its customers with the option of open book pricing, setting forth the various cost components of a project.

       RAW MATERIALS. The Company obtains most of its material and equipment from several suppliers. The items it purchases generally are available "off the shelf" and from several vendors. Those items that the Company may have custom built also typically are available from several sources.

       GOVERNMENT REGULATION/ENVIRONMENTAL LAWS. Some government laws and regulations promote the Company's business. For example, California recently initiated an incentive program for onsite electricity generation. The U.S. Environmental Administration has endorsed energy efficiency as a pollution control strategy and promoted energy efficiency that is measured and monitored in the manner which the Company measures and monitors by making the pollution avoidance eligible for emission reduction credits and allowances.

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

EMPLOYEES. As of September 27, 2001, the Company employed approximately 32 persons in regular or temporary full-time or part-time positions.

ITEM 2. DESCRIPTION OF PROPERTY.

       The Company's corporate headquarters is located in Carlsbad, California. The property is held on a three year lease expiring on July 31, 2004, and covering approximately 10,000 square feet. The Company also leases a 250 square foot storage facility on a month-to-month basis. The Company has a regional office in San Ramon, California. The regional office is a lease of 2,000 square feet of office space on a three year lease expiring March 2004). The Company also leases an office in Arlington, Virginia for ENG on a three year lease expiring April 2004. One of the Company's subsidiaries is located in Topeka, Kansas (OES).

ITEM 3. LEGAL PROCEEDINGS.

       In May 2001, the Company and ERSI Onsite, Inc. (ERSI), in connection with an agreement executed with another contractor on one of the Company's projects, settled all claims related to an action filed in March 2000, by Powerweb Technologies, Inc. ("Powerweb") (Superior Court of New Jersey, Law Division, Essex County, Docket No. ESX-L-2071-00), against ERSI and the Company alleging breach of contract and related causes of action in connection with the same project. As previously disclosed by the Company in its Form 10-QSB for the quarter ended March 31, 2000, which disclosure was updated by the Company in its Form 10-KSB for the year ended June 30, 2000, and in its Form 10-QSB for the quarter ended December 31, 2000, Powerweb's March 2000 action sought payment of monies ($122,000) allegedly due under subcontracts, as well as interest, costs of suit and punitive damages. Because the subcontracts contained arbitration provisions requiring that any disputes between the parties be settled by binding arbitration, the action was dismissed. While Powerweb had filed a demand for arbitration in September 2000, and arbitration had been scheduled for December 2000, the arbitration did not occur as scheduled, and the arbitration was not rescheduled.

       In June 2001, Onsite Energy Services, Inc. (OES), and the Company settled an action filed in March 2001, by ABB Power T & D Co., Inc. (Superior Court of California, County of San Diego, North County Division, Case No. GIN011026) against the Company and OES alleging breach of contract. The action sought payment of monies ($99,000) allegedly owed for materials supplied, plus interest and attorneys' fees. This matter was previously disclosed by the Company in its Form 10-QSB for the quarter ended March 31, 2001.

       As previously disclosed by the Company in its Form 10-KSB for fiscal year ended June 30, 2000, which disclosure was updated by the Company in its Form 10-QSB for the quarters ended September 30, 2000, and March 31, 2001, in August 2000, D. Falasca Plumbing, Heating Cooling, Inc. ("Falasca") filed a complaint (Superior Court of New Jersey, Hudson County, Law Division, Docket No. L-4713-00) against the Company and other parties, including three of the Company's current or former directors and officers, alleging breach of contract and related causes of actions in connection with one of the Company's projects. In October 2000, Falasca filed an amended complaint, dropping one of the three directors named in the original complaint. The action seeks payment of monies ($658,000) allegedly owed under a subcontract agreement, plus interest, costs of suit and other alleged damages. Although Falasca granted the Company an extension for filing responsive pleadings, in February 2001, Falasca nevertheless entered a default against the Company and one of its former directors and officers for failure to respond or defend. Falasca subsequently executed a Consent Order setting aside the default, and the Company filed its responsive pleadings. The Company continues to work with

Falasca to settle this matter. The parties also have agreed to mediation in an effort to resolve this matter and are in the process of scheduling a mediation session. However, no settlement agreement has been reached.

       Also, as previously disclosed by the Company in its Form 10-QSB for the quarter ended March 31, 2000, which disclosure was updated by the Company in its Form 10-QSB for the quarter ended December 31, 2000, in April 2000, the Company was served with two separate actions (Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-93-00 and Superior Court of New Jersey, Law Division, Morris County, Docket No. L-214-00) by General Accident Insurance Company of America ("General Accident") against the Company and other parties, including Falasca, alleging breach of contract and related causes of action in connection with one of the Company's projects. These actions are related to two prior actions filed by Independent Energy Services, Inc. ("IES"), a subcontractor of the Company, against the Company and General Accident, and seek indemnification (in the amount of $711,000) allegedly owed under an indemnity agreement executed by the Company, plus interest, costs and other damages. As previously disclosed by the Company in its Form 10-QSB for the quarter ended December 31, 2000, in January 2001, General Accident settled the two prior actions filed by IES in January 2000 (Superior Court of New Jersey, Morris County, Docket No. L-214-00) and August 2000 (United States District Court, District of New Jersey, Camden Vicinage, Civil Action No. 00CV942 (SMO)) (and IES agreed to dismiss the actions against the Company). As previously disclosed by the Company in its Form 10-QSB for the quarter ended December 31, 1999, which disclosure was updated by the Company in its Form 10-KSB for fiscal year ended June 30, 2000, IES had filed the two prior actions against the Company and other parties, including General Accident and two of the Company's directors and officers, alleging breach of contract and related causes of action in connection with another of the Company's projects. In late January 2001, General Accident filed a motion for partial summary judgment against the Company and other third parties, including Falasca (Superior Court of New Jersey, Law Division, Atlantic County, Docket No. ATL-L-93-00), seeking indemnification allegedly owed under indemnity agreements for the amount paid by General Accident to IES and another third party ($579,000). On June 19, 2001, the Court granted partial summary judgment in favor of General Accident and against the Company and other defendants, including Falasca, in a minimum amount of $579,000. Per the Court's ruling, however, no enforceable judgment may be entered until all issues are resolved. In August 2001, General Accident also filed a motion for reimbursement of attorneys' fees, costs and expenses allegedly incurred through May 2001 in connection with this matter ($135,000), and the Company has prepared and submitted its responsive pleadings to General Accident's motion. Additionally, all parties have agreed to mediation in an effort to resolve this matter and are in the process of scheduling a mediation session. Thus, the Company continues to work with the parties to settle this matter; however, no settlement agreement has been reached.

       As previously disclosed by the Company in its Form 10-KSB for the year ended June 30, 2000, which disclosure was updated by the Company in its Form 10-QSB for the quarter ended December 31, 2000, in August 2000, the Company received a copy of a complaint filed by Johnson Controls, Inc. ("JCI") (United States District Court, District of New Jersey, Civil Action No. 00-2533 (HAA)) against the Company and other parties, including one of the Company's subsidiaries, alleging breach of contract and related causes of action in connection with one of the Company's projects. The action seeks payment of monies ($491,000) allegedly owed under a subcontract agreement, plus interest, attorneys' fees, costs of suit and other alleged damages. While the Company had received a copy of the filed complaint in August 2000, the complaint was not property served until December 2000. The Company had delayed filing its responsive pleadings in this matter while settlement discussions were ongoing in connection with an agreement executed on another of the Company's projects; however, on June 12, 2001, JCI moved for an administrative or clerical default against the Company and another defendant for failing to file responsive pleadings, which motion was granted on June 27, 2001, even though in early July 2001, the Court had informed the Company that no action had been taken on the motion. The Company has filed its answer and counterclaims, together with a motion to set aside the default. The Company also continues to make efforts to settle this matter, including applicable counterclaims; however, no settlement agreement has been reached.

       The Company has recognized expenses associated with the amounts claimed under the above legal proceedings in the Company's prior financial statements, although the Company will continue to incur legal fees, expenses and costs related to these proceedings until the various matters are resolved.

       On August 27, 2001, the Company was served with a complaint by CBS Broadcasting, Inc. ("CBS") (Superior Court of California, County of Los Angeles, Case No. BC256784), against the Company and other parties, alleging breach of contract and negligence in connection with the operation of a cogeneration system originally installed by the Company at CBS's Los Angeles television production and broadcasting facility. The cogeneration system is or was owned by a limited partnership in which the Company previously had general and limited partnership ownership interests (and which interests the Company sold to one of the defendants in 1997). The action seeks payment of damages in an unspecified amount, plus attorneys' fees and costs of suit. The Company is in the process of evaluating this claim and preparing its responsive pleadings in this matter, including any applicable counterclaims and indemnification claims.

       On September 11, 2001 and September 26, 2001, SYCOM ONSITE Corporation (SO Corporation) and the Company, respectively, received a copy of a complaint filed by Bayway Refining Company (Superior Court of New Jersey, Law Division, Union County, Docket No. UNN-L-3704 01) against SO Corporation, the Company and other parties, including a former officer and director of the Company and SO Corporation, alleging breach of contract and related causes of actions in connection with a settlement entered into by the Company and an East Coast utility in April 2000. The action seeks payment of one-half of certain settlement funds allegedly received plus interest, punitive damages, attorneys' fees and costs of suit. The Company and SO Corporation are in the process of evaluating this claim and preparing their responsive pleadings in this matter.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Since August 2, 1995, the Company's Class A Common Stock has been quoted on the Over-the-Counter (OTC) Electronic Bulletin Board under the symbol "ONSE." The following table sets forth the high and low bid prices per share of the Company's Class A Common Stock for the prior two fiscal years by quarters

  QUARTER ENDED                    HIGH                LOW
September 30, 1999               $0.4500             $0.2600
December 31, 1999                $0.3300             $0.1400
March 31, 2000                   $0.5800             $0.1550
June 30, 2000                    $0.2850             $0.0900
September 30, 2000               $0.2188             $0.0625
December 31, 2000                $0.2188             $0.0625
March 31, 2001                   $0.1875             $0.0625
June 30, 2001                    $0.3800             $0.1300

       The high and low market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

       As of September 25, 2001, there were approximately 243 holders of record of the Company's Class A Common Stock.

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

       Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar Industries and the Company, Westar Industries agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar Industries or affiliates of Westar Industries . However, if, at any time, Westar Industries exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar Industries designated directors. Westar Industries has not exercised its rights as of September 26, 2001.

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

       As discussed in ITEM 1. DESCRIPTION OF BUSINESS, the Company acquired OES, OMS, LTS and SO Corporation during the fiscal year 1998, and REEP and ERSI during the fiscal year 1999. During the fiscal year 2000, the Company sold LTS, sold the assets of OMS and limited the operations of OES to two industrial water plants in Kansas. In addition, in June 2000, the Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation and ceased the operations of REEP and ERSI. To accurately depict the change in operations, liquidity and capital resources, the Company has given a consolidated comparative and also a comparative that removes the impact of its newly acquired and/or divested subsidiaries.

       The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the newly added/created subsidiaries. As a result, the Company has experienced substantial reductions in revenues, cost of sales, and selling, general and administrative expenses, and has eliminated its net loss for the fiscal year ended June 2001. The Company has reduced its operations to its core business of being a regional ESCO and has eliminated its net loss for the fiscal year ended June 2001.

RESULTS OF OPERATIONS.

       REVENUES. Revenues decreased in the fiscal year ended June 30, 2001 to $12,007,000 from $18,207,000 in the fiscal year ended June 20, 2000, for a decrease of $6,200,000 or 34 percent. This decrease is primarily attributable to a decline in revenues of approximately $10,485,000 from operations at SO Corporation, ERSI, LTS and OES, all of which either have been sold or discontinued or are in the process of being discontinued. Revenues from the Company's operations in California increased by $2,597,000 or 39 percent for the fiscal year ended June 30, 2001. This increase was attributable to the Company's growing strength and focus on its California operations, primarily in the food processing industry.

       GROSS MARGIN. Gross margin for the fiscal year ended June 30, 2001 was 39 percent of revenues compared to 32 percent in fiscal year 2000. The improvement in gross margin rates was attributable primarily to increases in revenue mix toward project incentive revenues, which provide for significantly higher margins than the Company's project installation activities. An additional reason for the improvement was discontinuance of LTS and SO Corporation, which historically generated gross margins below that of the Company's California based-operations. As a result of the mix in margins, the gross margin for any given period can fluctuate significantly and is not necessarily indicative of a trend.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $3,399,000 or 28 percent of revenues in the fiscal year ended June 30, 2001, compared to $8,699,000 or 48 percent of revenues in fiscal year 2000. The decrease is primarily due to the elimination of SG&A costs related to discontinued operations. The Company plans to continue its measures as described herein to minimize these costs.

       OTHER. The Company recovered $108,000 from bad debt reserves taken in fiscal year 2000. The primary debts involved are in connection with loans to SYCOM Corporation and its affiliates, and loans related to sale of LTS. During fiscal year 2001, the Company has seen partial recovery from reserves taken on these loans in prior years. The Company's policy to date has been to carry these loans at the estimated values of the assets, which collateralize these loans. In the case of SYCOM Corporation, this amount is $600,000, collateralized by certain projects, and $150,000, which is collateralized by the Company's Class A Common Stock owned by SYCOM LLC. In the case of LTS, this amount is $0. The write-down of the SYCOM Corporation loan was the primary component of the bad debt expense for fiscal year 2000 and amounted to $2,518,000.

       Write-down of property and equipment of $389,000 in fiscal year 2000 is also the result of the termination of the Sale and Noncompetition Agreement with SYCOM Corporation. The Company surrendered title of these assets back to its original owners and does not anticipate any consideration for them.

       Depreciation expense was $263,000 for the fiscal year ended June 30, 2001, compared to $514,000 as of June 30, 2000. The decrease resulted primarily from a reduction in depreciable base from discontinued operations.

       Recovery of reserve provided for the sale of subsidiary was $359,000 reduction in expense in fiscal year 2000, whereas in the previous year, a reserve of $1,010,000 was established for the estimated loss on disposition of LTS.

       Impairment of excess of purchase price over net assets acquired on disposition of subsidiary of $205,000 in fiscal year 2000, resulted from the sale of some of the assets of OES and substantially all of the assets of OMS.

       INCOME FROM OPERATIONS. Net income from operations in fiscal 2001 was $979,000, an improvement of $7,616,000 from the prior year's loss of $6,637,000. This improvement was mainly attributable to growth in the Company's California operations combined with the discontinuance of unprofitable operations. In the prior year, the Company charged to expense a total of $2,907,000 due to impaired values of amounts associated with these operations and the loans due from SYCOM Corporation.

       EXTRAORDINARY ITEM. Income from extraordinary item of $678,000 resulted from gains realized in the settlement for final payments of trade debts at less than the face amounts of those debts.

       NET INCOME. Net income for the year ended June 30, 2001, was $1,657,000 compared to a net loss of $6,637,000 for fiscal year ended June 30, 2000, an improvement of $8,294,000. This resulted in fully diluted net income per share of $0.06, compared to the loss per share for fiscal year 2000 of $0.42.

LIQUIDITY AND CAPITAL RESOURCES.

       Working capital was a negative $5,619,000 as of June 30, 2001, compared to a negative $7,704,000 as of June 30, 2000, an improvement in negative working capital of $2,085,000.

       Cash flows provided by operating activities for the year ended June 30, 2001, were $332,000, compared to negative $410,000 used in operating activities for the year ended June 30, 2000.

       Cash flows provided by investing activities for the fiscal year ended June 30, 2001, were $149,000 compared to $1,193,000 in cash flows provided by investing activities for the fiscal year ended June 30, 2000, a decrease of $1,044,000. This change was primarily due to the repayments of loans to stockholders and no proceeds from the sale of assets.

       Cash flows used in financing activities was $594,000 in the fiscal year ending June 30, 2001, compared to $1,457,000 for fiscal year 2000, a change of $863,000. The change was due to a decline in repayments on notes payable of $1,877,000 and reduction of proceeds received from preferred stock.

       The Company achieved net income of $1,657,000 for the year ended June 30, 2001, but still suffers from losses incurred for the two fiscal years ended June 30, 2000. For these years, the Company had net losses of $6,637,000 and $6,477,000, respectively. The return to profitability has improved the Company's negative working capital from $7,704,000 at June 30, 2000, to $5,619,000 at June 30, 2001. The Company's stockholders' deficit also improved from $8,314,000 at June 30, 2000, to $5,494,000 at June 30, 2001. During the years ended June 30, 2000, and 2001, the

Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year 2000, the Company privately placed shares of newly created Series E Stock to existing stockholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. The key steps taken during the fiscal year ended June 30, 2000, included the sale of LTS and the assets of OMS, termination of its Sale and Noncompetition Agreement with SYCOM Corporation, and the terminated operations of REEP and ERSI. Further steps taken in the year ended June 30, 2001, included negotiated reductions of trade debt and the sale or financing of cash flow entitlements under utility incentive contracts owned by the Company. During the past 18 months ended June 30, 2001, management has continually focused on minimizing operating costs. As a result, the Company as made significant progress toward improving its financial position. Management believes that continuing efforts to minimize cost as well as actions to sell or finance its remaining cash flow entitlements will improve the Company's ability to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing stockholders.

SEASONALITY AND INFLATION. Management does not believe that the business of the Company is affected by seasonality or inflation.

INDUSTRY. As described in detail in ITEM 1. DESCRIPTION OF BUSINESS, the deregulation of the electric utility industry in California and throughout the U.S. has created a changing environment for electric power generation and energy services. This has and will continue to provide opportunities for the Company to expand the scope of services. The Company continues to market new energy services for larger consumers in preparation for the competitive marketplace created by deregulation.

FOREIGN OPERATIONS. On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the acquisition and development of potential projects in Panama and Latin America. There was no operating activity through the fiscal year ended June 30, 2001.

TAX LEGISLATION. New tax legislation is not expected to have a material effect on liquidity, financial condition and operations of the Company. The deferred tax asset includes the future benefit of the LTS pre-acquisition deductible temporary differences and net operating losses of $184,000. The deferred asset has been fully reserved through a valuation allowance. Any future tax benefit realized for these items will first reduce any goodwill remaining from this acquisition and then income tax expense.

IMPACT OF RECENTLY ISSUED STANDARDS

In fiscal year 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, beginning July 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company's financial position and results of operations.

In December 1999, the SEC released Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sellers price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No.
142). SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The adoption of SFAS Nos. 141 and 142 is not expected to have a material effect on the Company's financial position or results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.

       The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 180 days from fiscal year end.

ITEM 10. EXECUTIVE COMPENSATION.

       The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 180 days from fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 180 days from fiscal year end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 180 days from fiscal year end.



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

       10.62 Standard Energy Savings Agreement between Onsite and Public Service Electric and Gas Company, dated July 21, 1995***

       10.63 Purchase Order No. B11 PO95 470871, from Ford Motor Company to Onsite, dated August 30, 1995***

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

       B.     Energy Services Agreement Amendment No. 2 dated August 4, 1997

       10.88.1 Performance Based Energy Savings Agreement dated March 31, 1998, between Onsite Energy

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

       10.91 Performance Based Energy Savings Agreement dated March 3, 1998, between Onsite Business Services, Inc. and the City of Anthony, Kansas*********

       10.92. Master Energy Efficiency Services Agreement dated November 22, 1999, between Onsite Energy Corporation and City of San Diego, California

       10.93. Second Amendment to Master Energy Efficiency Services Agreement executed June 8, 2001, between Onsite Energy Corporation and City of San Diego, California

       21 Subsidiaries of the Registrant

       23.1 Consent of Hein + Associates LLP

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

       *********  Previously filed as exhibits to Onsite's Form 10-KSB, for year ended June 30, 1998, as amended and restated on June 4, 1999.

       b) REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 27, 2001               By:  /s/ Richard T. Sperberg
                                            ------------------------------------
                                             Richard T. Sperberg
                                             Chief Executive Officer (Principal
                                             Executive Officer)

Date: September 27, 2001                By:  /s/ Paul E. Blevins
                                            ------------------------------------
                                             Paul E. Blevins
                                             Chief Financial Officer
                                             Principal Financial and Accounting
                                             Officer

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        ONSITE ENERGY CORPORATION


Date: September 27, 2001                By: /s/  Charles C. McGettigan
                                            ------------------------------------
                                            Charles C. McGettigan
                                            Chairman of the Board


Date: September 27, 2001                By: /s/  Richard T. Sperberg
                                            ------------------------------------
                                            Richard T. Sperberg
                                            Chief Executive Officer, President
                                            and Director


Date: September 27, 2001                By: /s/  H. Tate Holt
                                            ------------------------------------
                                            H. Tate Holt
                                            Director

Date: September 27, 2001                By: /s/  Frank J. Mazanec
                                            ------------------------------------
                                            Frank J. Mazanec
                                            Senior Vice President and Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   INDEPENDENT AUDITOR'S REPORT .............................................................       F-2

   CONSOLIDATED BALANCE SHEETS - June 30, 2001 and 2000 .....................................       F-3

   CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years ended
        June 30, 2001 and 2000...............................................................       F-4

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - For the Years ended
        June 30, 2001 and 2000...............................................................       F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years ended
        June 30, 2001 and 2000...............................................................       F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................................       F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Onsite Energy Corporation
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Onsite Energy Corporation and subsidiaries (the "Company") as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onsite Energy Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit of $5,619,000, and an accumulated deficit of $33,321,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
August 7, 2001 except for the last paragraph of
Note 18 which is as of September 27, 2001.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands except per share amounts)


                                                                                                Balance at
                                                                                       -----------------------------
                                                                                       June 30, 2001   June 30, 2000
                                                                                       -------------   -------------
ASSETS
Current Assets:
       Cash                                                                               $    113       $    226
       Cash-restricted                                                                          75             --
       Accounts receivable, net of allowance for doubtful accounts of $38 as of
       June 30, 2001 and $61 as of June 30, 2000                                             1,947            794
       Costs and estimated earnings in excess of billings on uncompleted contracts               5             --
       Capitalized project costs                                                               234             88
       Other assets                                                                             27             43
                                                                                          --------       --------
                   TOTAL CURRENT ASSETS                                                      2,401          1,151
       Property and equipment, net of accumulated depreciation and amortization
       of $563 as of June 30, 2001 and $302 as of June 30, 2000                                220            452
       Note receivable                                                                         600             --
       Other assets                                                                             36             31
                                                                                          --------       --------
                   TOTAL ASSETS                                                           $  3,257       $  1,634
                                                                                          ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
       Notes payable, current portion                                                     $    265       $    126
       Capitalized lease obligation, current portion                                           171            212
       Liabilities in excess of assets held for sale                                         3,139          5,275
       Accounts payable                                                                      1,693          1,715
       Billings in excess of costs and estimated earnings on uncompleted contracts             278            156
       Accrued expenses and other liabilities                                                2,474          1,371
                                                                                          --------       --------
                   TOTAL CURRENT LIABILITIES                                                 8,020          8,855
Long-Term Liabilities:
       Notes payable, less current portion                                                      --             76
       Capitalized lease obligation, less current portion                                       --            171
       Deferred income                                                                         731            846
                                                                                          --------       --------
                   TOTAL LIABILITIES                                                         8,751          9,948
                                                                                          --------       --------
Commitments and contingencies

Shareholders' Equity (Deficit):
       Preferred Stock, Series C, $.001 par value, 742 shares authorized, 649 issued and outstanding as of June 30, 2001 and June 30, 2000 (aggregate
       $3,245 liquidation preference)                                                            1              1
       Preferred Stock, Series D, $.001 par value, 158 shares authorized, none issued outstanding as of June 30, 2001 and 158 shares authorized, issued
       and held in escrow as of June 30, 2000                                                   --             --
       Preferred Stock, Series E, $.001 par value, 50 shares authorized, issued and outstanding, as of June 30, 2001 and June 30, 2000 (aggregate $1,000
       liquidation preference)                                                                  --             --
       Common Stock, $.001 par value, 40,000 shares authorized as of June 30, 2001, and 24,000 shares authorized as of June 30, 2000
       Class A common stock, 37,999 shares authorized, 20,439 issued and outstanding as of June 30, 2001, and 23,999 shares authorized, 18,069 issued and
       outstanding as of June 30, 2000                                                          20             18
       Class B common stock, 1 shares authorized, none issued and outstanding as of
       June 30, 2001 and June 30, 2000                                                          --             --
       Additional paid-in capital                                                           27,956         27,395
       Notes receivable - shareholders                                                        (150)          (750)
       Accumulated deficit                                                                 (33,321)       (34,978)
                                                                                          --------       --------
                   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     (5,494)        (8,314)
                                                                                          --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                      $  3,257       $  1,634
                                                                                          ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)


                                                                              Year Ended June 30,
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
Revenues                                                                    $ 10,533       $ 17,010
Project incentive revenue                                                      1,474          1,197
                                                                            --------       --------
             Total revenues                                                   12,007         18,207
Cost of revenues                                                               7,344         12,464
                                                                            --------       --------
             Gross profit                                                      4,663          5,743
Selling, general and administrative expenses                                   3,399          8,699
Bad debt expense (recovery)                                                     (108)         2,544
Impairment of property and equipment                                              --            389
Depreciation and amortization expense                                            263            514
Compensation expense under variable incentive stock option plan                  118             --
(Recovery) of reserve provided for sale or disposal of subsidiary                 --           (359)
Impairment of excess of purchase price over net assets acquired                   --            205
(Gain) loss on sale of property and equipment                                    (60)            62
                                                                            --------       --------
             Operating income (loss)                                           1,051         (6,311)
                                                                            --------       --------
Other income (expense):
             Interest expense                                                   (189)          (327)
             Interest income                                                      56              8
             Other income                                                         99             --
                                                                            --------       --------
                      Total other (expense)                                      (34)          (319)
                                                                            --------       --------
Income (loss) before provision for income taxes and extraordinary item         1,017         (6,630)
Provision for income taxes                                                        38              7
                                                                            --------       --------
Net income (loss) from operations                                                979         (6,637)
Extraordinary Item:
             Gain on extinguishment of liabilities                               678             --
                                                                            --------       --------
Net income (loss)                                                           $  1,657       $ (6,637)
                                                                            ========       ========
Net income (loss) allocable to common shareholders                          $  1,333       $ (7,593)
                                                                            ========       ========
Basic earnings (loss) per common share
             Income (loss) from operations                                  $   0.03       $  (0.42)
             Extraordinary item                                             $   0.04       $     --
                                                                            --------       --------
             Net income (loss)                                              $   0.07       $  (0.42)
                                                                            ========       ========
Diluted earnings (loss) per common share
             Income (loss) from operations                                  $   0.03       $  (0.42)
             Extraordinary item                                             $   0.03       $     --
                                                                            --------       --------
             Net income (loss)                                              $   0.06       $  (0.42)
                                                                            ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (Amounts in thousands except per share amounts)


                                                     Series C             Series D           Series E             Class A
                                                 ----------------     ---------------     ---------------     -----------------
                                                 Shares    Amount     Shares   Amount     Shares   Amount     Shares     Amount
                                                 ------    ------     ------   ------     ------   ------     ------     ------
Balances, July 1, 1999                             649    $     1        --    $   --        --    $   --     18,585     $    19
Issued to Onsite 401k plan                          --         --        --        --        --        --        154          --
Sales of Series E preferred stock                   --         --        --        --        50        --         --          --
Beneficial conversion element of
Series E Preferred Stock                            --         --        --        --        --        --         --          --
Compensation recognized upon issuance
of Preferred Stock                                  --         --        --        --        --        --         --          --
Acquisition of stock on sale of subsidiary          --         --        --        --        --        --       (690)         (1)
Dividends waived in exchange for release
of non-compete agreement                            --         --        --        --        --        --         --          --
Common stock issued for services                    --         --        --        --        --        --         20          --
Repayment of notes receivable from
stockholders acquired in acquisitions               --         --        --        --        --        --         --          --
Write-down to realizable value notes
receivable from stockholders acquired in
acquisitions                                        --         --        --        --        --        --         --          --
Compensation expense recognized for
variable stock option plan                          --         --        --        --        --        --         --          --
Net loss                                            --         --        --        --        --        --         --          --
                                                 -----    -------     -----    ------    ------    ------     ------     -------
Balances, June 30, 2000                            649          1        --        --        50        --     18,069          18
Exercise of Stock Options                           --         --        --        --        --        --        184          --
Issued to Onsite 401(k) Plan                        --         --        --        --        --        --      1,242           1
Common Stock issued for services                    --         --        --        --        --        --        994           1
Gain recognized on retirement of stock              --         --        --        --        --        --        (50)         --
Compensation expense recognized for
variable stock option plan                          --         --        --        --        --        --         --          --
Reclassification of loans not secured
by common stock                                     --         --        --        --        --        --         --          --
Net income                                          --         --        --        --        --        --         --          --
                                                 -----    -------     -----    ------    ------    ------     ------     -------
Balances, June 30, 2001                            649    $     1        --    $   --        50    $   --     20,439     $    20
                                                 =====    =======     =====    ======    ======    ======     ======     =======


                                                 Additional      Notes
                                                   Paid-In     Receivable   Accumulated
                                                   Capital    Shareholders    Deficit       Total
                                                 ----------   ------------  -----------     -----
Balances, July 1, 1999                             $ 25,584     $ (4,093)    $(27,467)    $ (5,956)
Issued to Onsite 401k plan                               46           --           --           46
Sales of Series E preferred stock                     1,000           --           --        1,000
Beneficial conversion element of
Series E Preferred Stock                                763           --         (763)          --
Compensation recognized upon issuance
of Preferred Stock                                       48           --           --           48
Acquisition of stock on sale of subsidiary             (193)          --           --         (194)
Dividends waived in exchange for release
of non-compete agreement                                111           --         (111)          --
Common stock issued for services                          7           --           --            7
Repayment of notes receivable from
stockholders acquired in acquisitions                    --          825           --          825
Write-down to realizable value notes
receivable from stockholders acquired in
acquisitions                                             --        2,518           --        2,518
Compensation expense recognized for
variable stock option plan                               29           --           --           29
Net loss                                                 --           --       (6,637)      (6,637)
                                                   --------     --------     --------     --------
Balances, June 30, 2000                              27,395         (750)     (34,978)      (8,314)
Exercise of Stock Options                                18           --           --           18
Issued to Onsite 401(k) Plan                            150           --           --          151
Common Stock issued for services                        285           --           --          286
Gain recognized on retirement of stock                  (10)          --           --          (10)
Compensation expense recognized for
variable stock option plan                              118           --           --          118
Reclassification of loans not secured
by common stock                                          --          600           --          600
Net income                                               --           --        1,657        1,657
                                                   --------     --------     --------     --------
Balances, June 30, 2001                            $ 27,956     $   (150)    $(33,321)    $ (5,494)
                                                   ========     ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Years Ended June 30, 2001 and 2000
                 (Amounts in thousands except per share amounts)


                                                                                                     YEAR ENDED JUNE 30,
                                                                                                  -------------------------
                                                                                                    2001             2000
                                                                                                  ---------       ---------
Cash flows from operating activities:
Net Income (loss)                                                                                 $   1,657       $  (6,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
        Bad debt expense (recovery)                                                                                   2,518
        Adjustment resulting from impairment of property and equipment                                   --             389
        Adjustment resulting from impairment of estimated carrying value of
        excess in purchase price over net assets acquired                                                --             205
        Loss (gain) on sale of assets                                                                   (60)             62
        Provision for bad debts                                                                        (108)             26
        Depreciation and amortization                                                                   263             514
        Recovery of reserve provided for sale or disposal of subsidiary                                  --            (359)
        Non-cash compensation related to stock issuance                                                 102             313
        Non-cash compensation related to stock issued to 401(k) Plan                                     --             107
        Compensation recognized upon repricing of stock options                                         118              29
        (Gain) on extinguishment of liabilities                                                        (678)             --
        (Gain) recognized on retirement of stock                                                        (10)             --
(Increase) decrease:
        Accounts receivable                                                                          (1,142)          4,605
        Costs and estimated earnings in excess of billings on uncompleted contracts                      15             729
        Inventory                                                                                        --               6
        Other assets                                                                                    (32)             70
        Capitalized project costs                                                                      (111)             17
        Cash-restricted                                                                                (378)            148
Increase (decrease):
        Accounts payable                                                                               (168)         (2,464)
        Billings in excess of costs and estimated earnings on uncompleted contracts                    (183)           (836)
        Accrued expenses and other liabilities                                                        1,299             211
        Deferred income                                                                                (252)            (63)
                                                                                                  ---------       ---------
                                 Net cash provided by (used in) operating activities                    332            (410)
                                                                                                  ---------       ---------
Cash flows from in investing activities:
        Purchases of property and equipment                                                             (32)            (38)
        Repayment of loans to shareholders                                                              181             512
        Proceeds from sale of assets                                                                     --             719
                                                                                                  ---------       ---------
                                 Net cash provided by investing activities                              149           1,193
                                                                                                  ---------       ---------
Cash flows from financing activities:
        Proceeds from issuance of preferred stock                                                        --           1,000
        Proceeds from exercise of stock options                                                          18              --
        Proceeds from borrowings, net                                                                    --             384
        Repayment of notes payable - related party                                                      136            (216)
        Repayment of notes payable                                                                     (748)         (2,625)
                                                                                                  ---------       ---------
                                 Net cash (used in) financing activities                               (594)         (1,457)
                                                                                                  ---------       ---------
Net increase (decrease) in cash                                                                        (113)           (674)
Cash, beginning of period                                                                               226             900
                                                                                                  ---------       ---------
Cash, end of period                                                                               $     113       $     226
                                                                                                  =========       =========
Supplemental disclosures of non-cash transactions:
        Purchase of equipment with notes payable                                                  $      --       $     422
                                                                                                  =========       =========
        Deferral of gain on sale/leaseback of equipment                                           $      --       $      99
                                                                                                  =========       =========
        Beneficial conversion feature of Series E preferred stock                                 $      --       $     763
                                                                                                  =========       =========
        Dividends waived on Series C preferred stock in exchange for release of
        covenant not to compete                                                                   $      --       $     111
                                                                                                  =========       =========
        Sale of LTS in exchange for return of Class A common stock                                $      --       $     193
                                                                                                  =========       =========
        Payment of Series C preferred stock dividends with Series C preferred stock               $      --       $      --
                                                                                                  =========       =========
        Payment of accrued liabilities with common stock                                          $ 335,000       $      19
                                                                                                  =========       =========
Supplemental disclosures of cash transactions:
        Interest paid                                                                             $      19       $     232
                                                                                                  =========       =========
        Income taxes paid                                                                         $      --       $       7
                                                                                                  =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND NATURE OF OPERATIONS:

       Onsite Energy Corporation (the "Company") is an energy efficiency services company ("ESCO") that develops, designs, constructs, owns and operates comprehensive energy efficiency and onsite generation projects and assists customers in reducing the cost of purchased electricity and fuel. The Company also offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. In addition, the Company itself and through its wholly-owned subsidiary Energy Nexus Group, Inc. ("ENG"), offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. It is the Company's mission to help customers save money through independent energy solutions.

       The Company was formed pursuant to a reorganization between Western Energy Management, Inc., a Delaware corporation ("WEM"), and Onsite Energy, a California corporation, which was effective February 15, 1994.

       In October 1997, the Company acquired Westar Business Services, Inc. ("WBS"), which was renamed Onsite Business Services, Inc. ("OBS") and subsequently changed its name to Onsite Energy Services, Inc. ("OES") (see Note 4). OES provides industrial water services in the State of Kansas.

       In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc. ("Mid-States Armature") through a newly formed subsidiary, Onsite/Mid-States, Inc. ("OMS") (see Note 4). OMS provided specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa, and Oklahoma. OMS sold substantially all of its the assets to two former employees of OES in February 2000. (Note 4).

       On April 8, 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation to facilitate the acquisition of potential projects in Panama and Latin America. As of June 30, 2001, there has been no operating activity in this subsidiary.

       In June 1998, the Company acquired Lighting Technology Services, Inc. ("LTS"). LTS provides energy efficiency projects through retrofits of lighting and controls either independently or as a subcontractor to the Company and other ESCOs primarily in Southern California. Effective September 30, 1999, the Company sold the stock of LTS back to one of LTS's founders. (Note 4).

       On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC, through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation") (see Note 4). SYCOM was also an ESCO with customers primarily on the East Coast of the United States. While SO Corporation continues to exist to meet commitment and servicing requirements of existing customers, its new business development activities have been discontinued.

       Effective April 1, 1999, the Company formed REEP Onsite, Inc. ("REEP") and ERSI Onsite, Inc. ("ERSI"), for the purpose of acquiring substantially all of the assets of REEP, Inc. in exchange for assumption of certain liabilities (see Note 4). The acquired assets were allocated between REEP and ERSI. REEP provided residential energy services while ERSI was a commercial

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       lighting contractor. Effective June 30, 2000, the Company ceased the operations of REEP and ERSI.

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

       REVENUE RECOGNITION

       Revenues on development and construction of energy projects are recorded using the percentage of completion method. Under this method, the revenue recognized is that portion of the total contract price that the cost expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. The implementation period for a typical project is approximately three to six months. The implementation period for larger projects (those in excess of $2,000,000) can range from six to 24 months.

       If the total estimated costs to complete a project exceed the total contract amount, thereby indicating a loss, the entire anticipated loss is recognized currently.

       In addition to the installation of energy savings measures at a customer site, the Company is generally engaged to provide measurement and verification ("M&V") services of actual savings as compared to expected, or estimated savings identified in the engineering, or pre-implementation stages of the contract. This service is typically performed on behalf of the customer for the purpose of collecting utility incentive funds associated with energy savings achieved from the energy saving measures. The utility incentive funds collected are either retained by the customer, retained by the Company, or shared between the parties. The Company also performs M&V as a separate service for which it is compensated as services are rendered. Revenue related to the M&V services are recognized as the services are performed. Revenue arising from the Company's share of utility incentive payments is recognized in the period that actual savings are achieved.

       Revenues for consulting, development, management, marketing and other similar services are recognized as the services are performed.

       OPERATION AND MAINTENANCE AGREEMENTS

       Commencing July 1, 1993, the Company, on a limited basis, began entering into long-term operation and maintenance ("O&M") and measurement and verification ("M&V") agreements with some of its customers. These agreements, where they exist, are components of the construction contracts that provide for ongoing service on the installed energy efficiency projects. These agreements are entered into as a condition of the implementation contract and are not a primary service of the Company and are accounted for as a component cost on the installed energy efficiency project. In the instances where estimated costs exceed estimated revenue, the Company records as an expense the estimates of future deficit cash flows and recognizes expense

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       and a related liability in its financial statements during the construction period. In instances where revenues associated with the operation and maintenance exceed estimated costs, the revenues are recognized as costs are incurred using the percent complete method of accounting. In many instances, the Company has been paid or received payments in advance of providing the service. In these instances, amounts attributable to future services to be performed have been treated as deferred income and will be recognized as services are performed and/or costs are incurred.

       CASH AND CASH EQUIVALENTS

       The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2001, and 2000, no cash equivalents were outstanding.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the assets estimated useful lives ranging from five to 20 years. Leasehold improvements and leased equipment are amortized over the useful life or term of the respective lease, whichever is less. When an asset is sold or otherwise disposed of, the cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is recognized currently.

       EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

       Excess of purchase price over net assets acquired (Goodwill) represented the purchase price in excess of the fair value of the net assets of acquired businesses and was being amortized using the straight-line method over its estimated useful life. The carrying value is evaluated at least annually. The Company considers current facts and circumstances, including expected future operating income and cash flows to determine whether it is probable that impairment has occurred.

       As a result REEP's poor operating performance and due to the termination of the Sale and Noncompetition Agreement with SYCOM Corporation that resulted in the termination of the ERSI operations, the excess purchase price over net assets acquired at REEP and ERSI was deemed to have been impaired. As a result, $205,000 was charged against earnings (additional loss) in the fiscal year ending June 30, 2000.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

       Basic earnings per share excludes dilution and is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings per share calculations for the years ended June 30, 2001, and 2000 are as follows:

                                                                                     Year Ended June 30,
                                                                               -------------------------------
                                                                                   2001               2000
                                                                               ------------       ------------
                      BASIC EARNINGS (LOSS)
Net income (loss)                                                              $  1,657,000       $ (6,637,000)
Less: Preferred stock dividends                                                    (324,000)          (956,000)
                                                                               ============       ============
Net income/(loss) allocated to common shareholders                             $  1,333,000       $ (7,593,000)
                                                                               ============       ============
Weighted average number of common shares                                         19,605,000         18,186,000
                                                                               ============       ============
Basic earnings (loss) per common share                                         $       0.07       $      (0.42)
                                                                               ============       ============
                    DILUTED EARNINGS (LOSS)

Net income (loss) available to common shareholders                             $  1,333,000       $ (7,593,000)
Preferred stock  dividends                                                          324,000                 -- *
                                                                               ------------       ------------
Net income (loss) available to common shareholders plus assumed
   conversion                                                                  $  1,657,000       $ (7,593,000)
                                                                               ============       ============
Weighted average number of common shares                                         19,605,000         18,186,000
Common stock equivalent shares representing assumed conversions of
   preferred stock                                                                8,245,000             *
Common stock equivalent shares representing shares issuable upon
   exercise of stock options                                                      1,010,000             *
                                                                               ------------       ------------
Weighted average number of shares used in calculation of diluted earnings
   (loss) per common share                                                       28,860,000         18,186,000
                                                                               ============       ============
Diluted earnings (loss) per common share                                       $       0.06       $      (0.42)
                                                                               ============       ============


* Not applicable as effect would be anti-dilutive.


       IMPAIRMENT OF LONG-LIVED ASSETS

       In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

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

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       IMPACT OF RECENTLY ISSUED STANDARDS

       In fiscal year 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amends the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, beginning July 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company's financial position and results of operations.

       In December 1999, the SEC released Staff Accounting Bulletin ("SAB") 101 "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sellers price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

       On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The adoption of SFAS Nos. 141 and 142 is not expected to have a material effect on the Company's financial position or results of operations.

       USE OF ESTIMATES

       The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

       The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, percentage of completion on long term contracts, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets and realizability of stockholders notes receivable. Due to the uncertainties

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is its demand value which is equal to its carrying value. The fair value of notes payable are based upon borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. As of June 30, 2001, the estimated fair values of notes payable approximate their carrying values.

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

       RECLASSIFICATION

       Certain reclassifications have been made to the consolidated financial statements for the year ended June 30, 2000, to conform with the current year presentation. Such reclassifications had no effect on net loss.

3.     BASIS OF PRESENTATION

       As shown in the accompanying financial statements, the Company has suffered significant losses from operations for the two fiscal years ended June 30, 2000. For the years ended June 30, 2000, and 1999, the Company had net losses of $6,637,000 and $6,477,000 respectively, and had a negative working capital of $5,619,000 and a total stockholders' deficit of $5,494,000 at June 30, 2001. Management believes that the Company will be able to generate additional revenues and improve operating efficiencies through a substantial reduction in overhead, the addition of new projects as well as by other means to achieve profitable operations. During the years ended June 30, 2000, and 2001, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year ended June 30, 2000, the Company privately placed shares of newly created Series E Convertible Preferred Stock ("Series E Stock") to existing stockholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company's Class A Common Stock and warrants to purchase Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. During the fiscal year ended June 20, 2000, the Company sold LTS and sold the assets of OMS (see Note 4) in an effort to raise cash and reduce operating losses. In a further step to reduce operating losses, the Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation and ceased operations of REEP and ERSI

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (see Note 4). Further steps taken in the year ended June 30, 2001, included negotiated reductions of trade debt and the sale or financing of cash flow entitlements under utility incentive contracts owned by the Company. Management believes that all of the above actions will improve the Company's ability to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements, its ability to sell or dispose of certain assets of the Company or for which it is a secured creditor, and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing stockholders.

       The Company's ability to continue as a going concern is dependent on its ability to obtain necessary working capital and continue profitable operations, neither of which can be assured. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

4.     ACQUISITIONS/DISPOSITIONS

       In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc. for $290,000 through its newly created subsidiary, OMS. In February 2000, the Company sold the assets of OMS and some of the assets of OES to two former employees of OES for $290,000 cash plus any unpaid earnings on projects in progress. As a result of the sale, the Company incurred a loss of $73,000.

       Effective June 13, 1998, the Company acquired all of the outstanding common shares of LTS in exchange for 690,000 shares of the Company's Class A Common Stock plus $500,000. Effective September 30, 1999, the Company sold 95 percent of its interest in LTS. The Company received the 690,000 shares of the Company's Class A Common Stock that it had originally issued in connection with the acquisition of LTS as well as a 10 year non-interest bearing note for approximately $936,000, which may be repaid by LTS by providing lighting services to the Company. In addition, the note has been fully reserved due to uncertainty surrounding the collectibility of the note. In fiscal year 1999, when the Company had made the decision to dispose of LTS, it had established a reserve for the loss on disposition of $1,010,000. The actual loss to the Company was $652,000 resulting in a recovery of reserve for loss of $359,000 in the fiscal year ended June 30, 2000. Additional recoveries from this reserve totaled $80,000 in fiscal year 2001.

       On June 30, 1998, the Company acquired all the assets and specific liabilities of SYCOM Enterprises, LLC ("SYCOM LLC"), through a newly-created subsidiary (SO Corporation) in exchange for 1,750,000 shares of the Company's Class A Common Stock. In addition, under a Sale and Noncompetition Agreement, SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation and SYCOM Enterprises, L.P. and affiliates of SYCOM LLC, in exchange for the right to receive 157,500 shares of Series D Convertible Preferred Stock ("Series D Stock") that was convertible into 15,750,000 shares of the Company's Class A Common Stock. The Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company retained the project assets purchased from SYCOM LLC as well as the projects developed over the past two years. Pursuant to the terms of a Stock Repurchase Agreement, the Company could repurchase the escrowed Series D Stock (including the Company's Class A Common Stock into which the Series D Stock is convertible) for $0.001 per share.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In connection with the Sale and Noncompetition Agreement, the Company had agreed to make loans to SYCOM Corporation and SYCOM Enterprises, L.P. from time to time equal to their general and administrative expenses and debt service to third parties with interest at 9.75 percent per annum (see Note 14). The Company may require immediate repayment of such loans if certain earnings thresholds are not met. As a result of the termination of the Sale and Noncompetition Agreement, the advances were deemed to have been impaired and written down to its estimated realizable value of $750,000, the estimated value of underlying collateral. A portion of the note is secured by 1,750,000 outstanding shares of the Company's Class A common stock, owned by SYCOM LLC, and is shown as a reduction to stockholders' equity. The charge against earnings (increase to loss) was $2,518,000 in the year ended June 30, 2000.

       Effective April 1, 1999, the Company, through REEP and ERSI, acquired substantially all of the assets of REEP, Inc. in exchange for assumption of certain liabilities. Effective June 30, 2000, the Company ceased the operations of REEP and ERSI.

5.     ACCOUNTS RECEIVABLE

       Accounts Receivable consisted of the following:

                                                     June 30,
                                           -----------------------------
                                              2001               2000
                                           -----------       -----------
Contracts Receivable:
      Completed Contracts                  $   345,000       $    21,000
      Contracts in Progress                    454,000            85,000

Trade receivables                            1,186,000           749,000

Less: Allowance for doubtful accounts          (38,000)          (61,000)
                                           -----------       -----------
Total                                      $ 1,947,000       $   794,000
                                           ===========       ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

       Costs and estimated earnings on uncompleted contracts consisted of the following:

                                                         June 30,
                                               -----------------------------
                                                   2001              2000
                                               -----------       -----------
Costs incurred                                 $   914,000       $   905,000
Estimated earnings                                 278,000           273,000
                                               -----------       -----------
                                                 1,192,000         1,178,000
Less:  Billings to date                         (1,465,000)       (1,334,000)
                                               -----------       -----------
                                               $  (273,000)      $  (156,000)
                                               ===========       ===========

Included in the accompanying Balance
     Sheet under the following captions:

Costs and estimated earnings in excess of
     billings on uncompleted contracts         $     5,000       $        --

Billings in excess of costs and earnings
     on uncompleted contracts                     (278,000)         (156,000)
                                               -----------       -----------

                                               $  (273,000)      $  (156,000)
                                               ===========       ===========

7.     PROPERTY AND EQUIPMENT

       Property and equipment consisted of:

                                                       June 30,
                                              --------------------------        -----------------
                                                                                    Estimated
                                                 2001             2000             Useful Lives
                                              ---------        ---------        -----------------
Office furniture and
   equipment                                  $  49,000        $  47,000           5 to 7 years
Water treatment plants, under
   capital lease                                432,000          422,000        life of the lease
Equipment and tools                             282,000          262,000          7 to 10 years
Vehicles                                             -0-           2,000              5 years
Leasehold improvements                           20,000           20,000          5 to 20 years
                                              ---------        ---------
                                                783,000          753,000

Less:  Accumulated
   depreciation and
   amortization                                (563,000)        (302,000)
                                              ---------        ---------

                                              $ 220,000        $ 451,000
                                              =========        =========

       Depreciation and amortization expense amounted to $263,000 and $514,000 for the years ended June 30, 2001, and 2000, respectively. The costs of assets under capital leases is $432,000 and $422,000 with accumulated depreciation of $46,000 and $282,000 at June 30, 2001 and 2000,
       respectively.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     NOTES PAYABLE

       Notes payable consisted of the following:

                                                         June 30,
                                                 -------------------------
                                                    2001            2000
                                                 ---------       ---------
Notes payable, collateralized by utility
   incentive payments with interest ranging
   between 12% and 14%                           $ 265,000       $ 202,000

Less: Current portion                             (265,000)       (126,000)
                                                 ---------       ---------
Total Long Term Notes Payable                    $      -0-      $  76,000
                                                 =========       =========

       Future scheduled principal payments for notes payable are as follows:

Year Ending June 30,
2002                                        $ 265,000
                                            ---------
                                            $ 265,000
                                            =========

9.     ACCRUED EXPENSES AND OTHER LIABILITIES

       Accrued expenses and other liabilities consisted of the following:

                                                  June 30,
                                          --------------------------
                                             2001            2000
                                          ----------      ----------
Accrued utility commitments               $1,386,000      $  437,000
Accrued project cost                         524,000             -0-
Payroll and related payroll taxes            300,000         376,000
Stock in lieu of pay                           4,000         258,000
Deferred income                              110,000         132,000
Accrued interest                              19,000          62,000
Consideration related to acquisition          50,000          50,000
Accrued legal settlements                         -0-         48,000
Other accrued liabilities                     81,000           8,000
                                          ----------      ----------
                                          $2,474,000      $1,371,000
                                          ==========      ==========

10.    STOCKHOLDERS' EQUITY (DEFICIT)

       CLASS A AND CLASS B COMMON STOCK

       Holders of Class A Common Stock are entitled to one vote per share for the election of directors and other corporate matters which stockholders are entitled or permitted to vote. Holders of Class B Common Stock shall not be entitled to vote but are entitled to receive dividends ratably with Class A Common Stock when and as declared by the Board of Directors. As of June 30, 2001, there were no shares of Class B Common Stock were issued and outstanding.

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

       On June 30, 1998, the Company agreed to pay $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock at $0.4185 per share, through June 30, 2003, to entities affiliated with a director as consideration for services rendered in the acquisition of the assets of SYCOM LLC. The Company recognized $92,016 related to these warrants which was accounted for as additional purchase price of SO Corporation.

       On August 2, 1999, in connection with the issuance of Series E Stock, the Company issued warrants to purchase 1,250,000 shares of Class A Common Stock at an exercise price of $0.50 per share and 1,250,000 shares of Class A Common Stock at an exercise price of $0.75 per share expiring on August 2, 2009. All of these warrants other than warrants to purchase $250,000 shares of Class A Common Stock were issued to parties related to the Company.

       On August 2, 1999, in connection with the stock in lieu of pay, the Company issued warrants to purchase 189,437 shares of Class A Common Stock at an exercise price of $0.50 per share and 189,437 shares of Class A Common Stock at an exercise price of $0.75 per share expiring on August 2, 2009.

       As of June 30, 2001, the Company has issued and outstanding a total of 3,564,872 warrants to purchase shares of its Class A Common Stock. The exercise prices range from $0.1875 to $0.75 per share with expiration dates ranging from September 2002 through August 2009.

       PREFERRED STOCK

       The Company has the authority to issue 2,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares. As of June 30, 2001, preferred shares have been authorized as described below.

Preferred Stock                         Shares
---------------                        --------
Series C                                742,000
Series D                                158,000
Series E                                 50,000
                                       --------
                                        950,000
                                       ========

       On October 23, 1997, the Company amended its Certificate of Incorporation to eliminate the Series A and B Convertible Preferred Stock.

       Each holder of a share of Series C Stock is convertible into five shares of the Company's Class A Common Stock. Conversion can take place by the holder at any time. The Company has the right to require conversion if the average closing price of the Company's Class A Common Stock equals or exceeds $2.00 per share.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Each holder of a share of Series C Stock is entitled to one vote per share for each share of Class A Common Stock that Series C Stock is convertible into and to an annual dividend at the rate of 9.75 percent of the Series C liquidation preference ($5.00 per share) payable quarterly. Dividends are cumulative.

       Dividends were declared and paid as required for each of the quarters through April 15, 1999. While the Board has authorized the payment of dividends to the extent such declaration and payment is allowed under applicable Delaware corporate law, under Delaware law, dividends on the Series C Stock could not be declared and paid as required from July 15, 1999 to July 15, 2001. Such dividends were payable in additional shares of Series C Stock or cash at the option of the Company through November 1999. Thereafter, dividends are payable in cash.

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

       Additionally, all of the issued and outstanding shares of Series C Stock are held by Westar Industries. Under the Stock Agreement entered into by Westar Industries and the Company, Westar Industries agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar Industries or are affiliates of Westar Industries. However, if, at any time, Westar Industries exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar Industries designated directors.

       In March 2000, the Company reached an agreement with Westar Industries whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar Industries in exchange for the Company's release of Westar Industries and its parent, Western Resources, Inc., from certain non-compete agreements. The amounts waived by Westar Industries were 16,208 shares of Series C Stock related to the October 15, 1999 dividend, valued at $28,000 and $83,000 in cash related to the January 15, 2000 dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock, valued at $1,661), and cash dividends of $486,000 payable from April 15, 2000 to July 15, 2001. The total cash value of dividends in arrears as of June 30, 2001 was $405,000.

       Holders of Series D Stock are not entitled to dividends or to vote. Each share of Series D Stock was convertible, at the option of the holder, into 100 shares of Class A Common Stock. All shares of Series D have been repurchased in accordance with the termination the Sale and Noncompetition Agreement discussed in Note 4.

       Each holder of a share of Series E Stock is entitled to one vote per share for each share of Class A Common Stock that Series E is convertible into. Holders of Series E Stock are entitled to receive dividends if and when declared by the Board. Each share of Series E is convertible, at the option of the holder, into 100 shares of Class A Common Stock.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       In August 1999, the Company completed a private placement of equity securities with its Chairman of the Board and other related investors. Terms of the placement include the issuance of 50,000 shares of Series E Stock that is convertible into 5,000,000 shares of Class A Common Stock, warrants to purchase 1,250,000 shares of Class A Common Stock at an exercise price of $0.50 per share and warrants to purchase 1,250,000 shares of Class A Common Stock at exercise price of $0.75 per share. The preferred shares were convertible at a rate that was below market on the date of issuance, resulting in a beneficial conversion element. Series E Stock is immediately convertible and the beneficial conversion element of $763,000 was recorded as a preferred stock dividend in the fiscal year ending June 30, 2000. A portion of the securities was sold to a director. The intrinsic value of the Series E Stock sold to the director was $48,000, and resulted in a charge against earnings (increased loss) in the fiscal year ending June 30, 2000.

       As a condition to the investment in the Series E Preferred Stock discussed above, certain employees of the Company accepted a reduction in their base salary over a six month period totaling $152,000 in exchange for 757,748 shares of Class A Common Stock and warrants to purchase Class A Common Stock at exercise prices above the then existing market price. The purchase price of the stock was at a price below market at the time the agreements were entered into, resulting in additional compensation expense of $114,000 in fiscal year 2000.

       NOTES RECEIVABLE - STOCKHOLDERS

       As of June 30, 2001, and 2000, notes receivable from stockholders included amounts due from affiliates of SYCOM LLC in the amount of $150,000 for both fiscal years. The Company has valued these notes to the estimated amount their underlying collateral value (see Note 2). A portion of the notes are collateralized by 1,750,000 share of the Company's Class A common stock owned by SYCOM LLC. This portion has been classified as contra-equity and shown at the fair value of the Class A Common Stock as of June 30, 2000.

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

       There was no option activity under the 1991 plan for the years ended June 30, 2001, or 2000. As of June 30, 2001, all 85,000 options outstanding under the plan were exercisable at $5.3125 through January 15, 2003.

       THE ONSITE 1993 STOCK OPTION PLAN

       During fiscal year 1994, the Company adopted the Onsite Energy Corporation 1993 Stock Option Plan (the "1993 Plan"). The 1993 Plan, as amended, provides for the granting of options to directors, officers, employees and consultants to purchase up to 3,900,000 shares of Class A Common Stock and is administered by a committee of outside directors appointed by the Board of Directors. The maximum term for grants under the 1993 Plan is 10 years with a maximum

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       vesting period of three years for options granted prior to June 10, 1998. Any grants subsequent to June 10, 1998 have a maximum vesting period of four years.

       As of June 30, 2001, the status of the 1993 Plan was as follows:

                                                                                      Weighted-
                                                                                       Average
                                    Outstanding             Exercise Price             Exercise        Exercisable
                                      Options                  Per Share                Price            Options
                                    -----------             --------------            ----------       -----------
June 30, 1999                        2,990,000             $  0.23 - $5.3125           $ 0.6326         1,589,000

    Options granted                  3,112,000             $0.0975 - $ 0.336           $  0.106
    Options exercised                       --                    --                         --
    Options cancelled               (3,184,000)            $ 0.155 - $5.3125           $  0.473
                                    ----------                                                         ----------
June 30, 2000                        2,918,000             $0.0975 - $5.3125           $ 0.1611         2,358,000
                                    ----------                                                         ----------
    Options granted                  1,212,000             $  0.07 - $ 0.215           $ 0.0951
    Options exercised                 (184,000)            $ 0.095 - $ 0.095           $ 0.0975
    Options cancelled                 (334,000)            $0.0975 - $ 0.105           $ 0.0976
                                    ----------                                                         ----------
June 30, 2001                        3,612,000             $  0.07 - $5.3125           $ 0.1425         2,481,000
                                    ==========                                                         ==========

       At June 30, 2001, additional options of 326,000 were available for granting to purchase shares of Class A Common Stock.

       The weighted average contractual life for all options as of June 30, 2001, was approximately six years, with exercise prices ranging from $.07 to $5.3125.

       On June 1, 2000, the Company changed the exercise price of 2,883,808 existing options under the plan to $.0975 per share, the average between the bid and ask closing market price on that date. As a result of the repricing, these options will be accounted for as variable plan options under the provisions of APB 25 for the life of the options. As such, future increases in the market price of the Company's Class A Common Stock will result in additional compensation expense. Compensation expense recognized was $118,000 and $29,000 for fiscal years ended June 30, 2001, and 2000, respectively.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       PROFORMA INFORMATION

       As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 2001 and 2000 consistent with the provisions of FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                      Year Ended June 30,
                                --------------------------------
                                     2001               2000
                                -------------      -------------
Net income (loss)               $   1,596,000      $  (6,881,000)
                                =============      =============
Basic earnings per share        $        0.08      $       (0.38)
                                =============      =============
Diluted earnings per share      $        0.05      $       (0.38)
                                =============      =============

       The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used: expected volatility of 144.82 percent for the year ended June 30, 2001, 125.33 percent for the year ended June 30, 2000, an expected life of three years for option shares, no dividends would be declared during the expected term of the options, and a risk-free interest rate using the monthly U.S. Treasury T-Strip Rate at the option grant date for fiscal years ended 2001 and 2000, respectively.

       The weighted average fair value of stock options granted to employees during the fiscal years ending June 30, 2001, and 2000, was $0.08 and $0.08 respectively.

       SYCOM NON-PLAN OPTIONS

       During fiscal year 1999, the Company issued stock options that were not part of the 1993 Plan (the "Non-Plan Options"). The maximum term for Non-Plan Option grants is five years with a maximum vesting period of four years.

       A summary of Non-Plan Option transactions during the years ended June 30, 2001, and 2000 is as follows:

                            Outstanding        Exercise Price       Exercisable
                              Options            Per Share            Options
                            -----------        --------------       -----------
June 30, 1999                  888,000       $0.3850 - $0.5465        765,000

      Options granted               --              --                     --
      Options exercised             --              --                     --
      Options cancelled        (32,000)           $0.4185                  --
                            ----------       -----------------       --------

June 30, 2000                  856,000       $0.3850 - $0.5465        560,608

Options granted                     --              --
Options exercised                   --              --
Options cancelled             (367,000)      $ 03850 - $0.5465

                            ----------       -----------------       ---------
June 30, 2001                  489,000       $0.3850 - $0.5465        489,000
                            ===========      =================       =========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The weighted-average exercise price of stock options exercisable under the Non-Plan Options at June 30, 2001, and 2000, was $0.4185 for both years.

12.    INCOME TAXES

       Income tax expense for the years ended June 30, 2001, and 2000, is comprised of the following:

Year ended June 30, 2001           Current     Deferred        Total
      Federal                      $ 17,000     $  --        $ 17,000
      State                          21,000        --          21,000
                                   --------     -----        --------
                                   $ 38,000     $  --        $ 38,000
                                   ========     =====        ========


Year ended June 30, 2000           Current     Deferred        Total
      Federal                      $     --     $  --        $     --
      State                           7,000        --           7,000
                                   --------     -----        --------
                                   $  7,000     $  --        $  7,000
                                   ========     =====        ========

       The actual income tax expense differs from the "expected" tax (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34 percent for each period) as follows:

                                                               2001              2000
                                                           -----------       -----------
Amount of expected tax (benefit)                           $   563,000       $(2,254,000)
Non-deductible expenses                                          4,000             3,000
State taxes, net                                                 3,000             4,000
Net operating loss carryforward                               (532,000)               --
Change in valuation allowance for deferred tax assets               --         2,254,000
                                                           -----------       -----------
      Total                                                $    38,000       $     7,000
                                                           ===========       ===========

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The components of the net deferred tax asset recognized as of June 30, 2001 and 2000, are as follows:

                                                                June 30,
                                                     -------------------------------
                                                         2001               2000
                                                     ------------       ------------
Current deferred tax assets (liabilities):
     Litigation settlement accrual                   $      7,000       $     14,000
     Vacation accrual and deferred compensation            62,000            130,000
     Inventory reserve                                         --             26,000
     Deferred revenue                                     345,000             45,000
     Book compensation on issuance of stock
        options                                           112,000             64,000
     Allowance for doubtful accounts                       28,000             33,000
     Other                                                  2,000              2,000
                                                     ------------       ------------
                                                          556,000            314,000
     Valuation allowance                                 (556,000)          (314,000)
                                                     ------------       ------------
           Net current deferred tax asset            $         --       $         --
                                                     ============       ============

Long-term deferred tax assets (liabilities):
     Net operating loss carryforwards                $  9,766,000       $ 10,083,700
     Goodwill due to difference in amortization         1,005,000          1,181,500
     Depreciation                                          78,000            112,800
     Alternative minimum tax credit                        11,000             11,200
                                                     ------------       ------------
                                                       10,860,000         11,389,200
     Valuation allowance                              (10,860,000)       (11,389,200)
                                                     ------------       ------------
           Net current deferred tax asset            $         --       $         --
                                                     ============       ============

       The deferred tax asset also includes the future benefit of the tax deduction for the exercise of stock options. The deferred asset is fully reserved through the valuation allowance. Any future tax benefit realized for this item will be a credited to paid-in capital.

       At June 30, 2000, the Company has net operating loss carryforwards of approximately $27,826,000, which expire in the years 2007 through 2021. The Company has California net operating loss carryforwards at June 30, 2001, of $3,036,000, which expire in years 2001 through 2006.

       The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50 percent change in ownership due to various stock transactions.

13.    RELATED PARTIES

       As of June 30, 2001, OES has outstanding accounts receivable with Western Resources the parent company of a Stockholder of the Company, in the amount of $44,000 in relation to water treatment plants in Lawrence, Kansas and Tecumseh, Kansas. OES recognized $409,000 in revenue from Western Resources related to these water treatment facilities.

       Westar Industries has guaranteed any shortfalls of energy savings on the Company's contract with one customer. Such guaranty is backed by an insurance policy purchased by the Company

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       for a short fall of energy savings. In addition, Westar Industries and an affiliate have indemnified a bonding company for bid and performance bonds obtained by the Company.

14.    COMMITMENTS AND CONTINGENCIES

       LEASES

       The Company leases its administrative facility in Carlsbad, California under a non-cancellable operating lease expiring in July 2004. The Company continues to maintain an office in San Ramon, California, where office space is rented on a three year lease that expires March 2004. The Company leases a third office in Arlington, Virginia for the consulting business operation on the east coast on a three-year lease expiring in April 2004. The Company also leases, on a month to month basis, a storage facility in Carlsbad, California.

       OES sold its water treatment plants for $421,543 in April 2000. The plants were leased back from the purchaser for a period of 22 months. The resulting lease is being accounted for as a capital lease, and the resulting gain of $110,325 is being amortized over the life of the lease. During the fiscal year ended June 30, 2001, $60,180 of the gain was recognized. The lease requires OES to continue to provide operating and repair expenses and requires a $50,000 buyback at the end of the term.

       Future minimum lease payments under operating and capital leases (including equipment) is as follows:

      Year Ending June 30,                       Operating Leases            Capital Leases
      --------------------                       ----------------            --------------
            2002                                     $   338,000               $ 171,000
            2003                                         350,000
            2004                                         349,000
            2005                                          23,000
            2006                                              --
            ----                                     -----------               ---------
Total minimum lease payments                         $ 1,060,000                 171,000
                                                     ===========               =========
Less: amount representing interest                                                 8,000
                                                                               ---------
Present value of capitalized lease
     payments                                                                    163,000
Less: current portion                                                            163,000
                                                                               ---------
                                                                                      --
                                                                               =========

       Total rent expense, including month-to-month equipment rentals, was approximately $416,000 and $362,000 in 2001, and 2000.

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       ONGOING MAINTENANCE FOR WATER TREATMENT PLANTS

       OES has two contracts with Western Resources whereby OES constructed and maintains equipment for supplying demineralized water for boiler makeup water at Western Resources' Lawrence Energy Center and Tecumseh Energy Center. Both contracts terminate on December 31, 2001, unless renewed at the end of the term as agreed upon by both parties. OES is responsible for producing the quality of demineralized water as specified. If damage occurs due to the specified quality of demineralized water not being produced, OES is liable for the cost of the repairs to the equipment limited to a maximum of $300,000 per incident. There have been no damage occurrences since the inception of both contracts and management believes the likelihood of any future loss to be remote.

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

       GUARANTEED SAVINGS

       The Company is contingently liable to some of its customers pursuant to contractual terms in the event annual guaranteed savings are not achieved by the customer. Management believes these guarantees are derived from conservative engineering estimates and generally are guaranteed at a level of less than 100 percent of the total estimated savings. As of June 30, 2001, projects with associated savings guarantees had an aggregate annual savings of approximately $9,100,000 of which the Company has guaranteed an aggregate of approximately $7,100,000 annually. To date, the Company has not incurred any losses associated with these guarantees and any risk of future losses attributable to these guarantees is considered by management to be remote.

       LITIGATION

       The Company is currently involved in approximately seven lawsuits, or suits about to be filed aggregating approximately $3,500,000 related to various projects implemented by the Company. The parties in five of these suits are seeking payment of amounts allegedly due them plus interest and legal costs incurred. The parties in remaining two suits are alleging breach of contract by the Company. The Company has accrued amounts claimed under the various collections legal proceedings and included it in the financial statements in accounts payable. The Company will continue to incur legal fees, expenses and costs related to these proceedings until the various matters are resolved.

       SALE OR DISPOSAL OF SUBSIDIARIES

       The Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation (see also Note 4). As a result, SO Corporation operations are limited to projects acquired from SYCOM LLC and projects developed since acquisition and prior to the termination. New business development efforts from this subsidiary have been terminated since June 30, 2000. SO Corporation has ongoing servicing commitments, uncompleted projects and other revenue

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       generating activities that will either be sold or contracted out to SYCOM Corporation or other parties. As a result, the assets and liabilities of SO Corporation have been reclassified to the category "liabilities in excess of assets held for sale".

       The termination of the Sale and Noncompetition Agreement affected the realizability of amounts due from stockholders as well as property and equipment. As a result of these determinations, the notes receivable from stockholders was written down by $2,518,000 to a net carrying value of $750,000, the estimated value of underlying collateral. $600,000 of the $750,000 is not secured by common stock and was, therefore, reclassified to notes receivable. Property and equipment was written down by $389,000 to a zero net carrying value as the Company expects it will not realize anything for these assets. A total of $2,907,000 was charged against earnings (increased loss) in the fiscal year ending June 30, 2000 for these write downs. The Company also received a 19% share of a company formed by former SYCOM employees which is valued at $0.

       The amounts included in the financial statements as of June 30, 2001 and 2000, related to SO Corporation, consisted of the following:

                                                                    June 30,
                                                           --------------------------
                                                              2001            2000
                                                           ----------      ----------
ASSETS:
Restricted cash                                            $  302,000
Accounts receivable                                           547,000       1,121,000
Capitalized project cost                                        7,000
Cost and estimated earnings in excess of billings on
     uncompleted contracts                                    355,000         375,000
                                                           ----------      ----------
     Total assets                                           1,211,000       1,496,000
                                                           ----------      ----------

LIABILITIES:
Accounts payable                                           $3,854,000      $5,199,000
Notes payable                                                 146,000         579,000
Billings in excess of costs and estimated earnings on
     uncompleted contracts                                    101,000         406,000
Deferred income                                                65,000         262,000
Accrued expenses and other liabilities                        184,000         325,000
                                                           ----------      ----------
     Total liabilities                                      4,350,000       6,771,000
                                                           ----------      ----------
Liabilities in excess of assets held for sale              $3,139,000      $5,275,000
                                                           ==========      ==========

       Total revenues generated by SO Corporation were approximately $2,400,000 and $7,100,000 for the years ended June 30, 2001, and 2000, respectively. Income before taxes for these subsidiaries was approximately $1,900,000 for the year ended June 30, 2001, and a loss of $6,100,000 for 2000.

15.    DEFINED CONTRIBUTION PLAN

       The Company sponsors a 401(k) defined contribution plan, which covers substantially all employees. Company matching contributions are determined annually at the discretion of management and vest at the rate of 20 percent per year of employment. For the current year, the company match was 75 percent of the employee contribution up to 6 percent of their annual salary. During the years ended June 30, 2001, and 2000, the Company's matching contribution expense was $91,000 and $107,000, respectively. The Company match was in the form of Class

                   ONSITE ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       A Common Stock issued to the plan's fiduciary. Shares issued or issuable in matching were 1,242,000 and 154,000 and for the fiscal years 2001, and 2000, respectively.

16.    SIGNIFICANT CUSTOMERS

       Revenues from the three largest customers accounted for 29 percent (13 percent, 8 percent and 8 percent each) of total revenues in fiscal 2001, and revenues from three different customers accounted for 33 percent (20 percent, 8 percent, 5 percent each) of total revenues in fiscal 2000.

17.    CONCENTRATION OF CREDIT RISK

       The Company operates in one industry segment, energy consulting services. The Company's customers generally are located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

       At June 30, 2001, accounts receivable totaled $1,947,000, and the Company has provided an allowance for doubtful accounts of $38,000.

       For the years ended June 30, 2001, and 2000, bad debts totaled $0 and $30,000 respectively for trade accounts. The Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

       At June 30, 2001, the Company maintained cash balances with a commercial bank, which were approximately $14,000 in excess of FDIC insurance limits.

18.    SUBSEQUENT EVENT

       On July 1, 2001, the Company formed Energy Nexus Group, Inc. ("ENG"), a California corporation to facilitate the Company's continuing consulting services business. The Company owns 100 percent of ENG's common stock. As of July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to the new subsidiary.

       An affiliate of the entities which own the underlying collateral related to the notes receivable from stockholders has filed a petition under Chapter 11 with the Bankruptcy Court. Management does not believe that the bankruptcy petition will have any impact on the Company's interest in the underlying collateral.

                                 EXHIBIT INDEX

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

       10.62 Standard Energy Savings Agreement between Onsite and Public Service Electric and Gas Company, dated July 21, 1995***

       10.63 Purchase Order No. B11 PO95 470871, from Ford Motor Company to Onsite, dated August 30, 1995***

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

       B.     Energy Services Agreement Amendment No. 2 dated August 4, 1997

       10.88.1 Performance Based Energy Savings Agreement dated March 31, 1998, between Onsite Energy

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

       10.91 Performance Based Energy Savings Agreement dated March 3, 1998, between Onsite Business Services, Inc. and the City of Anthony, Kansas*********

       10.92. Master Energy Efficiency Services Agreement dated November 22, 1999, between Onsite Energy Corporation and City of San Diego, California

       10.93. Second Amendment to Master Energy Efficiency Services Agreement dated May ___, 2001, between Onsite Energy Corporation and City of San Diego, California

       21 Subsidiaries of the Registrant

       23.1 Consent of Hein + Associates LLP

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

       *********  Previously filed as exhibits to Onsite's Form 10-KSB, for year ended June 30, 1998, as amended and restated on June 4, 1999.

       b) REPORTS ON FORM 8-K

              None.