Form 10QSB
period 2001-09-30
ONSITE ENERGY CORP
filed 2001-11-14
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB



(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

     TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 For the transition period from        to


                         Commission File Number 1-12738


                            ONSITE ENERGY CORPORATION
                  ----------------------------------------------
                 (Name of small business issuer in its charter)


            Delaware                                33-0576371
 ---------------------------------        ------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


             701 Palomar Airport Road, Suite 200, Carlsbad, CA 92009
                    (Address of principal executive offices)


                    (760) 931-2400 Issuer's telephone number:


The number of Class A common stock, $0.001 par value, outstanding as of November 1, 2001 is 21,575,000.

Part I - Financial Information
Item 1. Financial Information

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                 (Amounts in thousands except per share amounts)

                                                                                                           Balance at
                                                                                              September 30, 2001    June 30, 2001
                                                                                                  (Unaudited)          (Audited)
                                                                                                  -----------       -------------
ASSETS
Current Assets:
         Cash                                                                                      $    308            $    113
         Cash-restricted                                                                                 20                  75
         Accounts receivable, net of allowance for doubtful accounts of $35 and $38 as of             1,594               1,947
             September 30, 2001 and June 30, 2001, respectively
         Costs and estimated earnings in excess of billings on uncompleted contracts                     21                   5
         Capitalized Project Costs                                                                      115                 234
         Other assets                                                                                    28                  27
                                                                                                  -----------       -------------
               TOTAL CURRENT ASSETS                                                                   2,086               2,401
Property and equipment, net of accumulated depreciation and
amortization of $630 and $563 as of September 30, 2001 and June 30, 2001,
respectively                                                                                            209                 220
         Note receivable                                                                                600                 600
         Other assets                                                                                    44                  36
                                                                                                  -----------       -------------
                TOTAL ASSETS                                                                       $  2,939            $  3,257
                                                                                                  ===========       =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
         Notes payable, current portion                                                            $    174            $    265
         Capitalized lease obligation, current portion                                                  122                 171
         Liabilities in excess of assets held for sale                                                2,830               3,139
         Accounts payable                                                                             1,598               1,693
         Billings in excess of costs and estimated earnings on uncompleted contracts                    478                 278
         Accrued expenses and other liabilities                                                       2,515               2,474
                                                                                                  -----------       -------------
                TOTAL CURRENT LIABILITIES                                                             7,717               8,020
Long-Term Liabilities:
         Notes payable, less current portion                                                                                 --
         Capitalized lease obligation, less current portion                                                                  --
         Deferred income                                                                                611                 731
                                                                                                  -----------       -------------
                TOTAL LIABILITIES                                                                     8,328               8,751
                                                                                                  -----------       -------------
Commitments and contingencies

Stockholders' Deficit
  Preferred Stock, Series C, $.001 par value, 742 shares authorized, 649 issued and outstanding as of September 30, 1001 and June 30, 2001 (aggregate
 $3,246 liquidation preference).                                                                          1                   1
 Preferred Stock, Series D, $.001 par value, 158 shares authorized, none
 issued and outstanding as of September 30, 2001 and June 30, 2001.                                      --                  --
 Preferred Stock, Series E, $.001 par value, 50 shares authorized, issued and outstanding as of September 30, 2001 and June 30, 2001 (aggregate
 $1,000 liquidation preference).                                                                         --                  --
 Common Stock, $.001 par value, 40,000 shares authorized as of September
 30, 2001 and June 30, 2001:
        Class A common stock, 37,999 shares authorized as of Septmeber 30, 2001 and June 30, 2001, 21,575 and 20,439 issued and outstanding of
        September 30, 2001 and June 30, 2001, respectively                                               22                  20
        Class B common stock, 1,000 shares authorized, none issued and outstanding as
        of September 30, 2001 and June 30, 2001.                                                         --                  --
    Additional paid-in capital                                                                       28,070              27,956
    Notes receivable - stockholders'                                                                   (248)               (150)
    Accumulated deficit                                                                             (33,234)            (33,321)
                                                                                                  -----------       -------------

       TOTAL STOCKHOLDERS' DEFICIT                                                                   (5,389)             (5,494)
                                                                                                  -----------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        $  2,939            $  3,257
                                                                                                  ===========       =============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations
                 (Amounts in thousands except per share amounts)
                                  (Unaudited)


                                                                            Three Months Ended September 30,
                                                                                 2001                2000
                                                                             ----------           ---------

Revenues                                                                     $ 3,270              $ 2,091
Project incentive revenue                                                        272                  844
                                                                             ----------           ---------
         Total revenues                                                        3,542                2,935

Cost of revenues                                                               2,543                1,328
                                                                             ----------           ---------
         Gross profit                                                            999                1,607
Selling, general and administrative expenses                                     905                  827
Depreciation and amortization expense                                             67                   70
Compensation under variable incentive stock option plan                           (5)                 177
                                                                             ----------           ---------
         Operating income                                                         32                  533
                                                                             ----------           ---------
Other income (expense):
         Interest expense                                                        (36)                 (29)
         Interest income                                                          --                   --
         Other income                                                              7                   15
                                                                             ----------           ---------
              Total other expense                                                (29)                 (14)
                                                                             ----------           ---------
Income before provision for income taxes and extraordinary item                    3                  519
Provision for income taxes                                                         2                   --
                                                                             ----------           ---------
Net income from operations                                                         1                  519
Extraordinary Item:
         Gain on extinguishment of liabilities                                    86                   43
                                                                             ----------           ---------
Net income                                                                   $    87              $   562
                                                                             ----------           ---------
Basic earnings per common share
         Income from operations                                              $    --              $  0.03
         Extraordinary item                                                  $    --              $    --
                                                                             ----------           ---------
         Net income                                                          $    --              $  0.03
                                                                             ==========           =========
Diluted earnings per common share
         Income from operations                                              $    --              $  0.01
         Extraordinary item                                                  $    --              $    --
                                                                             ----------           ---------
         Net income                                                          $    --              $  0.01
                                                                             ==========           =========


                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Cashflows
                 (Amounts in thousands except per share amounts)
                                  (Unaudited)



                                                                                          Three months ended September 30,
                                                                                                 2001           2000
                                                                                               --------        -------
Cash flows from operating activities:
Net income                                                                                      $  87          $ 562
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
        Depreciation and amortization                                                              67             70
        Compensation under variable incentive stock option plan                                    (5)           177
        Gain on extinguishment of debt                                                            (86)           (43)
(Increase) decrease in:
        Cash-restricted                                                                           351             --
        Accounts receivable                                                                       110           (336)
        Costs and estimated earnings in excess of billings on uncompleted contracts              (184)           (54)
        Capitalized project costs                                                                 119             95
        Other assets                                                                               (9)           (57)
Increase (decrease) in:
        Accounts payable                                                                         (171)            18
        Billings in excess of costs and estimated earnings on uncompleted contracts               200            302
        Accrued expenses and other liabilities                                                     38           (140)
        Deferred income                                                                          (149)           (45)
                                                                                               --------        -------
               Net cash provided by operating activities                                          368            549
                                                                                               --------        -------
Cash flows from investing activities:
        Purchases of property and equipment                                                       (56)            (6)
        Loans to Stockholders                                                                     (98)           (89)
                                                                                               --------        -------
               Net used in investing activities                                                  (154)           (95)
                                                                                               --------        -------
Cash flows from financing activities:
        Proceeds from issuance of common stock                                                    121             --
        Proceeds from notes payable                                                                --            136
        Repayment of notes payable                                                               (140)          (271)
                                                                                               --------        -------
               Net cash used in financing activities                                              (19)          (135)
                                                                                               --------        -------
Net increase in cash                                                                              195            320

Cash, beginning of period                                                                         113            226
                                                                                               --------        -------
Cash, end of period                                                                             $ 308          $ 546
                                                                                               ========        =======

                            ONSITE ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation (the "Company") as of and for the year ended June 30, 2001, and all other subsequent filings. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2:   The consolidated balance sheets as of September 30, 2001 and June
          30, 2001, and the consolidated statements of operations and cash flows for the three months ended September 30, 2001 and 2000, represent the financial position and results of operations of the Company. The results for the interim period ended September 30, 2001 are not necessarily indicative of results that will be obtained in future periods.

NOTE 3: Earnings per share calculations for the three month periods ended September 30, 2001 and September 30, 2000 are as follows:

                    (Amounts in thousands except per share amounts)

                                                                                              Three Months Ended September 30,
                                                                                                  2001              2000
                                                                                             ------------      ---------------
                                 BASIC EARNINGS (LOSS)
Net income                                                                                   $        87       $    562
Less: Preferred stock dividends                                                                      (81)           (81)
                                                                                             ------------     ---------------
Net income allocated to common shareholders                                                  $         6       $    481
                                                                                             ============     ===============
Weighted average number of common shares                                                          21,162         18,694
                                                                                             ============     ===============
Basic earnings per common share                                                              $      0.00       $   0.03
                                                                                             ============     ===============
                                DILUTED EARNINGS (LOSS)
Net income available to common shareholders                                                  $         6       $    481
Preferred stock  dividends                                                                            81             81
                                                                                             ------------     ---------------
Net income available to common shareholders plus assumed conversion                          $        87       $    562
                                                                                             ============     ===============
Weighted average number of common shares                                                          21,162         18,694

Common stock equivalent shares representing assumed conversions of preferred stock                 8,246         23,996
Common stock equivalent shares representing shares issuable upon exercise of of stock
options                                                                                              782            362
                                                                                             ------------     ---------------
Weighted average number of shares used in calculation of diluted earnings per common share        30,189         43,052
                                                                                             ============     ===============
Diluted earnings per common share                                                            $      0.00       $   0.01
                                                                                             ============     ===============


NOTE 4: In August of 2001, two officers of the Company elected to exercise their options to purchase shares of the Company's Class A Common Stock under the Company's incentive stock option plan. A total of 1,000,000 shares were purchased in this exercise. The officers purchased the shares by executing promissory notes to the Company totaling $101,000. The notes are secured by the stock purchased under the exercise, provide for interest at 6% per annum payable annually, and mature upon sale of the exercised option shares or August 1, 2006 whichever occurs earlier and has been recorded as a reduction of stockholders' equity.

Item 2. Management's Discussion and Analysis or Plan of Operations.


Background

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking" statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, cogeneration and other energy efficiency measures. In addition, the

Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification ("M&V") services. Through its subsidiary, Energy Nexus Group, Inc. ("ENG"), the Company also provides professional consulting services in the areas of direct access planning, market assessment, business strategies and public policy analysis. It is the Company's mission to help customers save money through independent energy solutions.

As of June 30, 2001, the Company's auditors issued a qualified opinion subject to the Company's ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and negative shareholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's plan for dealing with these issues.

On July 1, 2001, the Company activated ENG, to facilitate the Company's continuing consulting services business. The Company owns 100 percent of the issued and outstanding common stock of ENG. As of July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to ENG.

In September 2001, an affiliate of the entities that own the underlying collateral related to the notes receivable from stockholders, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Management does not believe that the bankruptcy will have an impact on the Company's existing interest in the underlying collateral.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc., and subsequently renamed Onsite Energy Services, Inc. ("OES"). OES previously provided utility services and industrial water services primarily in the states of Kansas, Missouri and Oklahoma. However, as a result of the February 2000 sale of substantially all of the assets of Onsite/Mid-States, Inc. ("OMS"), a wholly-owned subsidiary of OES, and the loss of certain key employees of OES in connection with that transaction, all as discussed in detail below, OES currently focuses primarily on providing industrial water services.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC ("SYCOM LLC"), through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation"). SYCOM LLC was also an ESCO with customers primarily on the East Coast of the United States. Since the close of the SYCOM transaction in June 1998, Onsite experienced significant losses and as a result has terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company, however, retained the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since that date. The Company continues to maintain its subsidiary, SO Corporation, for the purpose of completing several long-term construction projects as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V for projects primarily located on the East Coast. Efforts by SO Corporation to develop any new business in this region ceased as of June 30, 2000.

Since October 15, 2000, as a result of the Company's inability to issue dividend payments because of its stockholders' deficit, the Company has been in default on its quarterly requirement to pay dividends on the Series C Convertible Preferred Stock (the "Series C Stock"). Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Westar Industries, Inc. (fka Westar Capital, Inc.) ("Westar") owns all of the Series C Stock. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors. The Company remains delinquent on the July 15, 1999, dividend (payable in 15,823 shares of Series C Stock, valued at $1,661), and cash dividends of $567,000 payable from April 15, 2000 to October 15, 2001. The total cash value of dividends in arrears as of September 30, 2001, was $486,000. While the Company has been unable to pay eight quarterly dividends, as of the date of this quarterly report, Westar has not exercised its right, discussed above, to elect a majority of the Board of Directors.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company has experienced substantial reductions in revenues, cost of sales and selling, general and administrative expenses since July 2000. The Company has focused itself back on its core business of being an energy services company with primary emphasis in California markets.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations.

Revenues for the three month period ended September 30, 2001 were $3,542,000, compared to $2,935,000 for the three month period ended September 30, 2000, an increase of $607,000, or 21 percent. This increase was due primarily to increased energy project installation activity on one major project located in California and a continuing construction project on the East Coast.

Cost of sales for the three months ended September 30, 2001 was $2,543,000 compared to $1,328,000 for the three months ended September 30, 2000, an increase of $1,215,000, or 91 percent. This increase was also primarily attributable to energy project installation activity mentioned above.

Gross profit for the three months ended September 30, 2001 was $999,000 (28 percent of revenues), compared to $1,607,000 (55 percent of revenues) for the three months ended September 30, 2000, a decrease of $608,000. This decline in gross margins was primarily attributable to the one-time sale in the quarter ended September 30, 2000 of approximately $566,000 in rights to receive future utility incentive payments under certain energy efficiency projects owned by the Company. These revenues had no direct costs associated with them.

Selling, general and administrative ("SG&A) expense was $905,000 for the three months ended September 30, 2001, compared to $827,000 for the same three months last year, an increase of $78,000. The increase is primarily attributable to additional personnel hired to grow the California operations of the Company.

Depreciation expense for the three month period ended September 30, 2001 was $67,000 compared to $70,000 for the same three months in the prior year, a decrease of $3,000.

Compensation under variable incentive stock option plan was negative $5,000 for the three months ended September 30, 2001 compared to positive $177,000 for the same period in the prior year. The decrease is associated primarily with differences in the change in the Company's quoted stock price and the exercise of options by executives of the Company in August 2001. The quoted stock price during the three months ended September 30, 2001 decreased approximately $0.01, whereas the quoted stock price increased by approximately $0.09 during the same period in the prior year.

Other expense was $29,000 for the three month period ended September 30, 2001, compared to net other expense of $14,000 for the same three months in 2000.

Net income from operations for the three months ended September 30, 2001 was $1,000 compared to $519,000 for the same period in 2000. Lower gross margin rates and the hiring of personnel as discussed above were the primary reason for this result.

Gain from extinguishment of liabilities at less than face value for the three months ended September 31, 2001 was $86,000 compared to $43,000 for the same period in 2000. This reflects the Company's continuing efforts to retire its past due trade debt.

Net income for the three months ended September 30, 2001 was $87,000, which was less than $0.01 per fully diluted share. Net income for the three months ended September 30, 2000 was $562,000, or $0.01 per fully diluted share. The decrease results primarily from the sale of project revenues in September 2000 discussed above.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $308,000 as of September 30, 2001, compared to $113,000 at June 30, 2001. Working capital was negative $5,631,000 as of September 30, 2001, compared to negative $5,619,000 at June 30, 2001, an increase in negative working capital of $12,000.

Cash flows provided by operating activities was $368,000 for the three months ended September 30, 2001, compared to $549,000 for the same three month period in the prior year. The decrease was primarily attributable to reduced net income between the comparable periods. Trade accounts payable was also reduced as the Company continued to settle past due trade debts.

Cash flows used in investing activities was $154,000 for the three months ended September 30, 2001, compared to $95,000 for the same three month period in 2000, an increase of $59,000. The increase was associated with capital equipment purchased in connection with start-up operations of ENG. Additionally, the

Company made loans to two officers of the Company, totaling $101,000, in connection with the exercise of incentive stock options held by those officers.

Cash flows used in financing activities was $19,000 for the three months ended September 30, 2001, compared to cash flows used in financing activities of $135,000 for the same three month period last year, a decrease of $116,000. The decrease is due to a reduction in the service of debt on notes and capital leases payable between the three months ended September 30, 2001 and 2000.

The Company has suffered losses from operations of $6,637,000 and $6,477,000 in the fiscal years ended June 30, 2000 and 1999, respectively. As a result, the Company had a negative working capital of $7,703,629 and a stockholders' deficit of $8,314,000 as of June 30, 2000. Through the fiscal year ended June 30, 2001 the Company was able to achieve net income of $1,657,000, reduce its negative working capital to $5,619,000, and reduce its stockholders' deficit to
$5,494,000. The Company continued to reduce its stockholders' deficit by $105,000 to $5,389,000 during the three months ended September 30, 2001. Management achieved this improvement primarily by substantially reducing overhead expenses, liquidating rights to future utility incentive payments for cash and negotiating reductions of trade debt. The Company continued to pursue similar measures to continue to improve its financial position. As a result, the Company has made significant progress toward improving its financial position. Management believes that continuing efforts develop new business and to minimize cost as well as actions to sell or finance its remaining cash flow entitlements will improve the Company's ability to continue as a going concern. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

Seasonality and Inflation. Management does not believe that the business of the Company is affected by seasonality or inflation.

Impact of Recently Issued Standards. In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142, in fiscal year ending June 30, 2002. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

In October 2001 the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company will adopt SFAS No. 144 in fiscal year ending June 30, 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

Part II - Other Information

Item 1. Legal Proceedings. In October 2001, REEP Onsite, Inc. ("REEP Onsite"), a subsidiary of the Company, settled an action filed in June 2000, by Planergy, Inc. (Superior Court of New Jersey, Law Division, Somerset County, Docket No. SOM-L-1069-00) against REEP Onsite, the Company and other parties, including another the Company's subsidiaries. The action sought payment of monies ($94,428) allegedly owed for equipment and services supplied by Planergy, Inc., plus interest and attorneys' fees. This matter was previously disclosed by the Company in its Form 10-KSB for fiscal year ended June 30, 2000. Execution of the final settlement agreement is pending.

Item 2. Changes in Securities and Use of Proceeds - Not Applicable.

Item 3. Defaults upon Senior Securities. The Company is required to pay quarterly dividends on its Series C Stock. As of the date of this report, the Company has not paid eight quarterly dividends. The total amount due as of the date of this report is $567,000. See Part I, Item 2 Management's Discussion and Analysis or Plan of Operations for further discussion.

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                ONSITE ENERGY CORPORATION



Date:   November 12, 2001                     By: \s\ RICHARD T. SPERBERG
                                                      --------------------------
                                                      Richard T. Sperberg
                                                      Chief Executive Officer


Date:   November 12, 2001                     By: \s\  Paul E. Blevins
                                                       -------------------------
                                                       Paul E. Blevins
                                                       Chief Financial Officer
                                                       and Principal Accounting
                                                       Officer