Form 10QSB
period 2001-12-31
ONSITE ENERGY CORP
filed 2002-02-13
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB



(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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

                                 (760) 931-2400
                           (Issuer's telephone number)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days  Yes X    No

The number of Class A common stock, $0.001 par value, outstanding as of January 25, 2002 is 21,736,000.

Part I - Financial Information
Item 1. Financial Statements

                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                 (Amounts in thousands except per share amounts)

                                                                    Balance at
                                                       December 31, 2001   June 30, 2001
                                                       -----------------   -------------
                                                          (Unaudited)         (Audited)
ASSETS

Current Assets:
  Cash                                                     $     701          $     113
  Cash-restricted                                                220                 75
  Accounts receivable, net of allowance for doubtful
    accounts of $158 and $38 as of December 31, 2001
    and June 30, 2001, respectively                            1,202              1,947
  Deferred project costs                                         153                239
  Other assets                                                    17                 27
                                                           ---------          ---------
    TOTAL CURRENT ASSETS                                       2,293              2,401
  Property and equipment, net of accumulated
    depreciation and amortization of $292 and $563 as
    of December 31, 2001 and June 30, 2001, respectively          76                220
  Note receivable                                                600                600
  Other assets                                                    45                 36
                                                           ---------          ---------
TOTAL ASSETS                                               $   3,014          $   3,257
                                                           =========          =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Notes payable, current portion                           $     483          $     265
  Capitalized lease obligation, current portion                    -                171
  Liabilities in excess of assets held for sale                2,767              3,139
  Accounts payable                                             1,271              1,693
  Billings in excess of costs and estimated earnings
    on uncompleted contract                                      264                278
  Accrued expenses and other liabilities                       2,296              2,474
                                                           ---------          ---------
    TOTAL CURRENT LIABILITIES                                  7,081              8,020
Long-Term Liabilities:
  Notes payable, less current portion                            117                  -
  Deferred income, less current portion                          566                731
                                                           ---------          ---------
    TOTAL LIABILITIES                                          7,764              8,751
                                                           ---------          ---------
Commitments and contingencies

Stockholders' Deficit

  Preferred Stock, Series C, $.001 par value,
    742 shares authorized, 649 issued and outstanding
    as of December 31, 2001 and June 30, 2001
    (aggregate $3,246 liquidation preference)                      1                  1
  Preferred Stock, Series D, $.001 par value,
    158 shares authorized, none issued and outstanding
    as of December 31, 2001 and June 30, 2001                      -                  -
  Preferred Stock, Series E, $.001 par value,
    50 shares authorized, issued and outstanding as of
    December 31, 2001 and June 30, 2001 (aggregate
    $1,000 liquidation preference)                                 -                  -
  Common Stock, $.001 par value, 40,000 shares authorized
    as of December 31, 2001 and June 30, 2001:
      Class A common stock, 37,999 shares authorized as of
        December 31, 2001 and June 30, 2001, 21,736 and 20,439
        issued and outstanding as of December 31, 2001 and
        June 30, 2001, respectively                               22                 20
      Class B common stock, 1,000 shares authorized,
        none issued and outstanding as December 31, 2001
        and June 30, 2001                                          -                  -
  Additional paid-in capital                                  28,033             27,956
  Notes receivable - stockholders'                              (248)              (150)
  Accumulated deficit                                        (32,558)           (33,321)
                                                           ---------          ---------
    TOTAL STOCKHOLDERS' DEFICIT                               (4,750)            (5,494)
                                                           ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   3,014          $   3,257
                                                           =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                                           Three Months Ended              Six Months Ended
                                                                               December 31,                   December 31,
                                                         Notes            2001         2000               2001          2000
                                                                        --------     --------          --------      --------
Revenues                                                                $  2,029     $  3,207          $  5,187      $  5,177
Project incentive revenue                                                  1,031          233             1,302         1,077
                                                                        --------     --------          --------      --------
  Total revenues                                                           3,060        3,440             6,489         6,254

Cost of revenues                                                           1,606        2,286             4,138         3,590
                                                                        --------     --------          --------      --------
  Gross profit                                                             1,454        1,154             2,351         2,664
Selling, general and administrative expenses                               1,021          829             1,896         1,642
Depreciation and amortization expense                                          8            7                14            12
Compensation adjustment under variable
  incentive stock option plan                                                (63)        (206)              (68)          (29)
                                                                        --------     --------          --------      --------
  Operating income                                                           488          524               509         1,039
                                                                        --------     --------          --------      --------
Other income (expense):
  Interest expense                                                           (28)         (43)              (59)          (59)
  Other income                                                                10           15                 3            15
                                                                        --------     --------          --------      --------
    Total other expense                                                      (18)         (28)              (56)          (44)
                                                                        --------     --------          --------      --------
Income before provision for income taxes
  and extraordinary item                                                     470          496               453           995

Provision for income taxes                                                     6           17                 7            17
                                                                        --------     --------          --------      --------
Net income from continuing operations                                        464          479               446           978

Discontinued operations:
  Income from discontinued operations;                     5                  89            1               109            22
  net of tax provision                                                        (1)                            (1)
                                                                        --------     --------          --------      --------
                                                                              88            1               108            22
                                                                        --------     --------          --------      --------
Extraordinary Item:
  Gain on extinguishment of liabilities                                      123          445               209           487
                                                                        --------     --------          --------      --------
Net income                                                              $    675     $    925          $    763      $  1,487
                                                                        ========     ========          ========      ========
Basic earnings per common share                            3
  Income from operations                                                $   0.02     $   0.02          $   0.02      $   0.04
  Discontinued operations                                               $      -     $      -          $      -      $      -
  Extraordinary item                                                    $   0.01     $   0.02          $   0.01      $   0.03
                                                                        --------     --------          --------      --------
  Net income                                                            $   0.03     $   0.04          $   0.03      $   0.07
                                                                        ========     ========          ========      ========
Diluted earnings per common share                          3
  Income from operations                                                $   0.02     $   0.02          $   0.02      $   0.04
  Discontinued operations                                               $      -     $      -          $      -      $      -
  Extraordinary item                                                    $      -     $   0.01          $   0.01      $   0.01
                                                                        --------     --------          --------      --------
  Net income                                                            $   0.02     $   0.03          $   0.03      $   0.05
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

                            Onsite Energy Corporation
                  Condensed Consolidated Statement of Cashflows
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)



                                                                           Six Months Ended
                                                                               December 31,
                                                                           2001        2000
                                                                         -------     --------
Cash flows from operating activities:
Net income                                                               $   763     $  1,487
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                            122          129
    Compensation under variable incentive stock option plan                  (68)         (29)
    Gain on sale of discontinued operations                                  (68)
    Gain on sale of property and equipment                                                (30)
    Gain on extinguishment of debt                                          (209)        (487)

(Increase) decrease in:
    Cash-restricted                                                           81           (6)
    Accounts receivable                                                      857       (1,035)
    Deferred project costs                                                  (149)         (66)
    Capitalized project costs                                                 81           73
    Other assets                                                               1          (27)

Increase (decrease) in:
    Accounts payable                                                        (918)         345
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                               (10)         164
    Accrued expenses and other liabilities                                   (61)         (88)
    Deferred income                                                         (181)        (148)
                                                                         -------     --------
      Net cash provided by operating activities                              241          282
                                                                         -------     --------
Cash flows from investing activities:
    Purchases of property and equipment                                      (29)         (24)
    Proceeds from sale of discontinued operation                              85
    Loans to Stockholders                                                    (98)          50
                                                                         -------     --------
      Net provided (used) in investing activities                            (42)          26
                                                                         -------     --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                   147           48
    Proceeds from notes payable                                              334          136
    Repayment of notes payable                                               (92)        (451)
                                                                         -------     --------
      Net cash provided (used) in financing activities                       389         (267)
                                                                         -------     --------
Net increase in cash                                                         588           41

Cash, beginning of period                                                    113          226
                                                                         -------     --------
Cash, end of period                                                      $   701     $    267
                                                                         -------     --------


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

NOTE 2: The consolidated balance sheets as of December 31, 2001 and June 30, 2001, the consolidated statements of operations for the three and six month periods ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the six months ended December 31, 2001 and 2000, represent the financial position and results of operations of the Company. The results for the interim periods ended December 31, 2001 and 2000 are not necessarily indicative of results that will be obtained in future periods. Certain reclassifications have been made to prior periods to conform to current period presentation.


            [The remainder of this page is intentionally left blank ]

NOTE 3: Earnings per share calculations for the three and six month periods ended December 31, 2001 and December 31, 2000, are as follows:

                 (Amounts in thousands except per share amounts)



                                                         Three Months Ended December 31,          Six Months Ended December 31,
                                                              2001               2000                 2001                2000
                                                            --------           --------             --------            --------
                        BASIC EARNINGS

Net income                                                  $    675           $    925             $    763            $  1,487
Less: Preferred stock dividends                                  (81)               (81)                (162)               (162)
                                                            --------           --------             --------            --------
Net income allocated to common shareholders                 $    594           $    844             $    601            $  1,325
                                                            ========           ========             ========            ========
Weighted average number of common shares                      21,648             19,531               21,405              19,114
                                                            ========           ========             ========            ========
Basic earnings per common share                             $   0.03           $   0.04             $   0.03            $   0.07
                                                            ========           ========             ========            ========

                       DILUTED EARNINGS

Net income available to common shareholders                 $    594           $    844             $    601            $  1,325
Preferred stock  dividends                                        81                 81                  162                 162
                                                            --------           --------             --------            --------
Net income available to common shareholders plus
  assumed conversion                                        $    675           $    925             $    763            $  1,487
                                                            ========           ========             ========            ========
Weighted average number of common shares                      21,648             19,531               21,405              19,114
Common stock equivalent shares representing
  assumed conversions of preferred stock                       8,246              8,246                8,246               8,246
Common stock equivalent shares representing
  shares issuable upon exercise of stock options                 244                530                  519                 435
                                                            --------           --------             --------            --------
Weighted average number of shares used in
  calculation of diluted earnings per common share            30,189             28,307               30,189              27,795
                                                            ========           ========             ========            ========
Diluted earnings per common share                           $   0.02           $   0.03             $   0.03            $   0.05
                                                            ========           ========             ========            ========



NOTE 4: In August 2001, two officers of the Company elected to exercise their options to purchase shares of the Company's Class A Common Stock under the Company's incentive stock option plan. A total of approximately 1,000,000 shares were purchased in this exercise. The officers purchased the shares by executing promissory notes to the Company totaling $101,000. The notes are secured by the stock purchased under the exercise, provide for interest at 6 percent per annum payable annually, and mature upon sale of the exercised option shares or August 1, 2006, whichever occurs earlier and have been recorded as a reduction of stockholders' equity.

NOTE 5: In December 2001, the Company sold substantially all of the operating assets in Onsite Energy Services, Inc., ("OES") a wholly-owned subsidiary. The sale effectively ceased all operations in the subsidiary for the Company. The Company acquired OES, which was previously named Onsite Business Services, Inc. and Westar Business Services, Inc., in October 1997. Since February 2000, OES has focused primarily on providing industrial water services. This discontinued operation generated $41,000 in operating income for the six months ended December 31, 2001. The Company recognized a gain of $68,000 from the sale of OES's assets. The assets of OES were sold to an unrelated entity for $125,000. This sale was accounted for in accordance with SFAS No. 144.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Background

The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and onsite generation projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation for projects incorporating industrial refrigeration and process improvements, energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification ("M&V") services. Through its subsidiary, Energy Nexus Group, Inc. ("ENG"), the Company also provides professional consulting services in the areas of market and technology assessments, business strategies and public policy analysis. It is the Company's mission to help customers save money through independent energy solutions.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

As of June 30, 2001, the Company's auditors issued a qualified opinion regarding the Company's ability to continue as a going concern. The going concern issues are primarily the result of operating losses in its fiscal years ending June 30, 1999 and 2000, negative working capital and negative shareholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's continuing plan for dealing with these issues.

On July 1, 2001, the Company activated ENG to facilitate the Company's continuing consulting services business. The Company currently owns 100 percent of the issued and outstanding common stock of ENG, but has agreed to award 12.5 percent to employees of ENG subject to certain vesting, performance and continued employment requirements. As of July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects to ENG.

In December 2001, the Company sold substantially all of the operating assets of OES which effectively ceased all operations. This discontinued operation generated $41,000 in operating income for the six months ended December 31, 2001. The Company recognized a gain of $68,000 from the sale of the assets (see
NOTE 5 of the Financial Statements).

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC ("SYCOM LLC"), through a newly-formed subsidiary, SYCOM ONSITE Corporation ("SO Corporation") executed a Sale and Noncompetition Agreement with SYCOM Corporation. SYCOM LLC was also an ESCO with customers primarily in the mid-Atlantic area of the United States. Since the close of the SYCOM transaction in June 1998, Onsite experienced significant losses and as a result, terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company, however, retained the project assets purchased from SYCOM LLC in June 1998 as well as projects developed after that date. The Company continues to maintain its subsidiary, SO Corporation, for the purpose of completing a long-term construction project as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V for projects primarily located on the east coast. Efforts on behalf of SO Corporation to develop any new east coast business ceased as of June 30, 2000.

Since October 15, 2000, as a result of the Company's inability to issue dividend payments because of its stockholders' deficit, the Company has been in default on its quarterly requirement to pay dividends on the Series C Convertible Preferred Stock (the "Series C Stock"). Under the Certificate of Designation for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Westar Industries, Inc. (aka Westar Capital, Inc.) ("Westar"), owns all of the Series C Stock. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors. The Company remains delinquent on the July 15, 1999, dividend (payable in 15,823 shares of Series C Stock, valued at

$1,661), and cash dividends of $648,000 payable from April 15, 2000 to January 15, 2002. The total cash value of dividends in arrears as of December 31, 2001, was $567,000. While the Company has been unable to pay nine quarterly dividends, as of the date of this quarterly report, Westar has not exercised its right, discussed above, to elect a majority of the Board of Directors.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company has experienced substantial reductions in revenues, cost of sales and selling, general and administrative ("SG&A") expenses since July 2000 but has been profitable during that period. The Company has focused itself back on its core business of being an energy services company with primary emphasis in the western U.S.

Results of Operations

Three months ended December 31, 2001, compared to the three months ended December 31, 2001

Revenues for the three month period ended December 31, 2001, were $3,060,000, compared to $3,440,000 for the three month period ended December 31, 2000, a decrease of $380,000, or 11 percent. This decrease was due primarily to decreased energy project installation activity. Cost of sales for the three months ended December 31, 2001, was $1,606,000 compared to $2,286,000 for the three months ended December 31, 2000, a decrease of $680,000, or 30 percent. The decrease in activity relates primarily to the general reduction in projects in the Company's east coast operations. The Company still has approximately two years to complete the remaining construction project at this operation.

Gross profit for the three months ended December 31, 2001, was $1,454,000 (48 percent of revenues), compared to $1,154,000 (34 percent of revenues) for the three months ended December 31, 2000, an increase of $300,000. This increase in gross margins was primarily attributable to the one-time sale in the quarter ended December 31, 2001, of approximately $700,000 in rights to receive future utility incentive payments under certain energy efficiency projects owned by the Company. These revenues had no direct costs associated with them.

SG&A expense was $1,021,000 for the three months ended December 31, 2001, compared to $829,000 for the same three months last year, an increase of $192,000. The increase is primarily attributable to additional personnel hired to expand the California and consulting operations of the Company.

Compensation under variable incentive stock option plan was negative $63,000 for the three months ended December 31, 2001, compared to negative $206,000 for the same period in the prior year. In accordance with APB No. 25, certain re-priced stock options have been accounted for as a variable stock option plan. Factors which affect the amount of expense to be recognized include the number of re-priced vested options, and the change in the market value of the Company's stock. During the three month period ended December 31, 2001, the price of the Company's stock decreased by approximately $.05 compared to $.12 for the three months ended December 31, 2000. The decrease was also attributable to exercise of options subject to variable accounting in August of 2001 by certain executives.

Other expense was $18,000 for the three month period ended December 31, 2001, compared to net other expense of $28,000 for the same three months in 2000.

Net income from continuing operations for the three months ended December 31, 2001, was $446,000 compared to $479,000 for the same period in 2000.

Income from operations of discontinued component was $89,000 and $1,000 for the three months ended December 31, 2001 and 2000, respectively. This result was associated with the sale of substantially all of the assets of OES in December 2001. Further details of the sale are discussed in NOTE 5 of the financial statements contained herein.

Gain from extinguishment of liabilities at less than face value for the three months ended December 31, 2001, was $123,000 compared to $445,000 for the same period in 2000. The Company is continuing in its efforts to retire its past due trade debt. The decrease is due primarily to the settlement in 2000 of $437,000 with one major account.

Net income for the three months ended December 31, 2001, was $675,000, or $0.02 per fully diluted share. Net income for the three months ended December 31, 2000, was $925,000, or $0.03 per fully diluted share. The decrease was primarily due to reductions in the amount of liabilities extinguished at less than face value.

Six months ended December 31, 2001, compared to the six months ended December 31, 2000

Revenues for the six month period ended December 31, 2001, were $6,489,000, compared to $6,254,000 for the six month period ended December 31, 2000, an increase of $235,000, or 4 percent. This increase was due primarily to increased incentive revenues associated with the sale of two utility incentive contracts in December 2001. Installation activity associated with energy efficiency projects remained approximately constant overall between the six months ended December 31, 2001 and 2000.

Cost of sales for the six months ended December 31, 2001, was $4,138,000 compared to $3,590,000 for the six months ended December 31, 2000, an increase of $548,000, or 15 percent. Gross profit for the six months ended December 31, 2001, was $2,351,000 (36 percent of revenues), compared to $2,664,000 (43 percent of revenues) for the six months ended December 31, 2000, a decrease of $313,000. This decline was primarily attributable to lower gross margins achieved on a large, cost-plus energy efficiency project with a major municipality. These lower margins were partially offset by an increase in sales in rights to receive future utility incentive payments under certain energy efficiency projects owned by the Company, which had no direct costs associated with them.

SG&A expense was $1,896,000 for the six months ended December 31, 2001, compared to $1,642,000 for the same six months last year, an increase of $254,000. The increase is primarily attributable to additional personnel hired to grow the California and consulting operations of the Company.

Compensation under variable incentive stock option plan was negative $68,000 for the six months ended December 31, 2001, compared to negative $29,000 for the same period in the prior year. In accordance with APB No. 25, certain re-priced stock options have been accounted for as a variable stock option plan. Factors which affect the amount of expense to be recognized include the number of re-priced vested options, and the change in the market value of the Company's stock. During the six month periods ended December 31, 2001, the price of the Company's stock decreased by approximately $.06 compared to $.05 for the six months ended December 31, 2000. The decrease was also attributable to exercise of options subject to variable accounting in August 2001 by certain executives.

Other expense was $56,000 for the six month period ended December 31, 2001, compared to net other expense of $44,000 for the same six months in 2000.

Net income from continuing operations for the six months ended December 31, 2001, was $445,000 compared to $978,000 for the same period in 2000. Lower gross margin rates and increased SG&A expense as discussed above were the primary reason for this result.

Income from discontinued operations was $109,000 and $22,000 for the six months ended December 31, 2001 and 2000, respectively. This result was in connection with the sale of substantially all of the assets of OES, which occurred in December 2001. Further details of the sale are discussed in NOTE 5 of the financial statements contained herein.

Gain from extinguishment of liabilities at less than face value for the six months ended December 31, 2001, was $209,000 compared to $487,000 for the same period in 2000. The Company is continuing in its efforts to retire its past due trade debt. The decrease is due primarily to the settlement of $437,000 in the three months ended December 31, 2000, with a major trade account general reduction in the amount of such debt remaining to be settled.

Net income for the six months ended December 31, 2001, was $763,000, or $.03 per fully diluted share. Net income for the six months ended December 31, 2000, was $1,487,000, or $.05 per fully diluted share. The decrease resulted primarily from lower operating income achieved for the period and a reduction in gains from extinguishment of debt discussed above.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $701,000 as of December 31, 2001, compared to $113,000 at June 30, 2001. Working capital was negative $4,788,000 as of December 31, 2001, compared to negative $5,619,000 at June 30, 2001, an improvement in negative working capital of $831,000 over the last six months.

Cash flows provided by operating activities was $241,000 for the six months ended December 31, 2001, compared to $282,000 for the same six-month period in the prior year. The decrease was primarily attributable to reductions in trade accounts payable in the current period.

Cash flows used in investing activities was $42,000 compared to cash provided by investing activities of $26,000 for the six months ended December 31, 2001 and 2000, respectively. Capital spending remained approximately constant overall. The Company also realized $85,000 in cash proceeds from the sale of the assets of OES, a discontinued operation (See NOTE 5 of the financial statements).

Cash flows provided by financing activities was $389,000 for the six months ended December 31, 2001, compared to cash flows used in financing activities of $267,000 for the same six month period last year. For the six months ended
December 31, 2001, cash was provided primarily through a settlement and conversion of approximately $290,000 in trade accounts payable into a long-term note.

The Company suffered losses from operations of $6,637,000 and $6,477,000 in the fiscal years ended June 30, 2000 and 1999, respectively. As a result, the Company had a negative working capital of $7,703,629 and a stockholders' deficit of $8,314,000 as of June 30, 2000. Through the fiscal year ended June 30, 2001, the Company was able to achieve net income of $1,657,000, reduce its negative working capital to $5,619,000, and reduce its stockholders' deficit to $5,494,000. The Company has continued to reduce its stockholders' deficit by an additional $744,000 to $4,750,000 during the six months ended December 31, 2001. Management achieved this improvement primarily by focusing its business in profitable operations in the western U.S., liquidating rights to future utility incentive payments for cash and negotiating reductions of trade debt.

The Company continues to pursue strategies to continue to improve its financial position including developing new business and minimizing cost as well as actions selling or financing its remaining cash flow entitlements to improve the Company's ability to continue as a going concern. As a result, the Company has made significant progress toward improving its financial position. At this time, the Company is relying on sales of its services and products to generate cash. Historically, the Company has operated at a loss and has had to rely on sales and trade payables to finance its operations. More recently, the Company has generated cash for its operations. On the event the Company is unable to continue earning net income to finance its operations, the Company will be required to seek other sources of financing and continue to rely on trade payables to finance its operations. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Any adverse changes in Company's ability to continue to generate cash flows from these continuing efforts will have a detrimental affect on the Company's liquidity and the Company will be reliant on the availability of alternative sources of financing to continue operations.

Seasonality and Inflation. Management does not believe that the business of the Company is affected by seasonality or inflation.

Impact of Recently Issued Standards. In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142, in fiscal year ending June 30, 2002. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 during the quarter beginning July 1, 2001 (See NOTE 5). The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

Part II - Other Information

Item 1. Legal Proceedings.

As previously disclosed by the Company, in October 2001, REEP Onsite, Inc. ("REEP Onsite"), settled an action filed in June 2000, by Planergy, Inc. (Superior Court of New Jersey, Law Division, Somerset County) against REEP Onsite, the Company and other parties, including another of the Company's subsidiaries. The settlement agreement was executed in the quarter. The action sought payment of monies ($94,428) allegedly owed for equipment and services supplied by Planergy, Inc., plus interest and attorneys' fees.

Additionally, as previously disclosed by the Company, General Accident Insurance Company of America ("General Accident") filed a motion in August 2001, for attorneys' fees against the Company and other defendants, including D. Falasca Plumbing, Heating, Cooling, Inc. ("Falasca") (Superior Court of New Jersey, Law Division, Atlantic County), for fees allegedly incurred by General Accident in prior actions filed by General Accident (in April 2000) against the Company and Falasca that seek indemnification allegedly owed under an indemnity agreement executed by the Company, plus interest, costs and other damages related to one of the Company's projects. In November 2001, General Accident's motion was granted for $137,829 after a reduction in legal fees claimed, which has been accrued by the Company. The Company continues to try to work with the parties to settle this matter; however, no settlement agreement has been reached.

Item 2. Changes in Securities and Use of Proceeds

On November 20, 2001 and November 29, 2001, the Company contributed a total of 160,948 shares of common stock of the Company to the Onsite Energy 401(k) Plan (the "401(k) Plan"). The shares of common stock were valued as of the closing date of the prior quarter, September 30, 2001, at $0.155 per share. The issuance of these shares of common stock were made by the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933 in a private offering.

Item 3. Defaults upon Senior Securities

The Company is required to pay quarterly dividends on its Series C Stock. As of the date of this report, the Company has not paid nine quarterly dividends. The total amount due as of the date of this report is $648,000. See Part I, Item 2 Management's Discussion and Analysis or Plan of Operation for further discussion.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in Carlsbad, California, on December 6, 2001. At the meeting, the stockholders elected Messrs. Charles C. McGettigan and Richard T. Sperberg as directors of the Company to hold office until the 2003 Annual Meeting of Stockholders, and until their successors are elected and qualified. The stockholders also (i) approved the adoption of the Company's 2001 Equity Incentive Plan; and (ii) ratified the selection of Swenson Advisors, LLP, as the Company's independent auditors.

The following is a summary of the results of the meeting:

PROPOSAL NO. 1 - ELECTION OF DIRECTORS


Name of Director                   Result          Votes For     Votes Withheld       Total
------------------------------ ---------------- ---------------- ---------------- ---------------
Charles C. McGettigan              ELECTED        26,535,178          52,322         26,587,500

Richard T. Sperberg                ELECTED        22,809,178       3,778,322         26,587,500


PROPOSAL NO. 2 - APPROVAL OF ADOPTION OF 2001 EQUITY INCENTIVE PLAN


Proposal/Result                   Votes For      Votes Against   Votes Withheld       Total
------------------------------ ---------------- ---------------- ---------------- ---------------

Adoption of 2001 Equity           15,065,474       7,233,426          6,318          22,305,218
Incentive Plan/APPROVED


PROPOSAL NO. 3 - RATIFICATION OF SELECTION OF SWENSON ADVISORS, LLP, AS INDEPENDENT AUDITORS


Proposal/Result                    Votes For      Votes Against   Votes Withheld       Total
------------------------------ ----------------- --------------- ---------------- ---------------

Section of Swenson Advisors,      26,554,034        18,413            15,053         26,587,500
LLP, as independent auditors/
RATIFIED


Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits. None.

Reports on Form 8-K. On October 19, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission. The filing was in connection with a change in the Company's independent public accountants on October 15, 2001. On November 1, 2001, the Company filed a Form 8-K/A-1 to include a letter from the Company's former independent public accountants. No financial statements were filed with the report.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ONSITE ENERGY CORPORATION



Date:   February 11, 2002                    By: /s/  Richard T. Sperberg
                                                 Richard T. Sperberg
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:   February 11, 2002                    By: /s/  Paul E. Blevins
                                                 Paul E. Blevins
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)