Form 10QSB
period 2002-03-31
ONSITE ENERGY CORP
filed 2002-05-15
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of Class A common stock, $0.001 par value, outstanding as of April 30, 2002 is 21,736,000.

Part I - Financial Information
Item 1. Financial Statements


                            Onsite Energy Corporation
                      Condensed Consolidated Balance Sheet
                 (Amounts in thousands except per share amounts)



                                                                                                        Balance at
                                                                                      March 31, 2002                June 30, 2001
                                                                                        (Unaudited)                   (Audited)
ASSETS

Current Assets:
   Cash                                                                               $        398                  $        113
   Cash-restricted                                                                              20                            75
   Accounts receivable, net of allowance for doubtful accounts of $23 and $38 as
     of March 31, 2002 and June 30, 2001, respectively.                                      1,539                         1,947
   Deferred project costs                                                                      114                           239
   Other assets                                                                                 11                            27
                                                                                      ------------                  ------------
      TOTAL CURRENT ASSETS                                                                   2,082                         2,401
   Property and equipment, net of accumulated depreciation  and  amortization of
   $300 and $563 as of March 31, 2002 and June 30, 2001, respectively.                          72                           220

   Note receivable                                                                             600                           600
   Other assets                                                                                 96                            36
                                                                                      ------------                  ------------
TOTAL ASSETS                                                                          $      2,850                  $      3,257
                                                                                      ============                  ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable, current portion                                                     $        325                  $        265
   Capitalized lease obligation, current portion                                               -                             171
   Liabilities in excess of assets held for sale                                             2,407                         3,139
   Accounts payable                                                                          1,765                         1,693
   Billings in excess of costs and estimated earnings on uncompleted contracts                 -                             278
   Accrued expenses and other liabilities                                                    2,307                         2,474
                                                                                      ------------                  ------------
      TOTAL CURRENT LIABILITIES                                                              6,804                         8,020
Long-Term Liabilities:
   Notes payable, less current portion                                                          93                           -
   Deferred income, less current portion                                                       537                           731
                                                                                      ------------                  ------------
      TOTAL LIABILITIES                                                                      7,434                         8,751
                                                                                      ------------                  ------------
Commitments and contingencies

Stockholders' Deficit

  Preferred Stock, Series C, $.001 par value, 742 shares authorized, 649  issued and outstanding as  of  March  31,  2002  and  June 30, 2001 (aggregate $3,246
  liquidation preference)                                                                        1                             1
  Preferred Stock, Series D, $.001 par value, 158 shares authorized, none issued
  and outstanding as of March 31, 2002 and June 30, 2001.                                      -                             -
  Preferred  Stock, Series E, $.001  par value, 50 shares authorized, issued and outstanding  as  of  March  31,  2002  and  June  30,  2001  (aggregate $1,000
  liquidation preference).                                                                     -                             -
  Common Stock, $.001  par  value, 40,000 shares authorized as of March 31, 2002 and June 30, 2001:
      Class  A  common  stock, 37,999 shares authorized as of March 31, 2002 and
      June 30, 2001, 21,736 and  20,439  issued  and outstanding as of March 31,
      2002 and June 30, 2001, respectively.                                                     22                            20
      Class B common stock, 1,000 shares authorized, none issued and outstanding
      as March 31, 2002 and June 30, 2001.                                                     -                             -
  Additional paid-in capital                                                                28,005                        27,956
  Notes receivable - stockholders'                                                            (248)                         (150)
  Accumulated deficit                                                                      (32,364)                      (33,321)
                                                                                      -------------                 -------------
      TOTAL STOCKHOLDERS' DEFICIT                                                           (4,584)                       (5,494)
                                                                                      -------------                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $      2,850                  $      3,257
                                                                                      =============                 =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                 Condensed Consolidated Statement of Operations
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)



                                                  Three Months Ended March 31,    Nine Months Ended March 31,
                                                       2002          2001            2002           2001
                                                    ----------    ----------      ----------     ----------
Revenues                                            $    3,393    $    2,917      $    8,580     $    8,094
Project incentive revenue                                  366           236           1,668          1,313
                                                    ----------    ----------      ----------     ----------
   Total revenues                                        3,759         3,153          10,248          9,407

Cost of revenues                                         2,601         2,010           6,739          5,600
                                                    ----------    ----------      ----------     ----------
   Gross profit                                          1,158         1,143           3,509          3,807
Selling, general and administrative expenses               934           832           2,830          2,501
Depreciation and amortization expense                        7             6              22             18
Compensation adjustment under variable
incentive stock option plan                                (28)          165             (96)           136
                                                    ----------    ----------      ----------     ----------
   Operating income                                        245           140             753          1,152
                                                    ----------    ----------      ----------     ----------
Other income (expense):
   Interest                                                (33)          (36)            (92)           (97)
   Other                                                    (5)          147              (2)           189
                                                    ----------    ----------      ----------     ----------
         Total other income (expense)                      (38)          111             (94)            92
Income before provision for income taxes and
extraordinary item                                         207           251             659          1,244

Provision for income taxes                                  14            21              22             37
                                                    ----------    ----------      ----------     ----------

Net income from continuing operations                      193           230             637          1,207

Discontinued operations:

   Income from discontinued operations;

   net of tax provision                                     (7)            2             103             24

Extraordinary Item:
   Gain on extinguishment of liabilities                     8            34             217            521
                                                    ----------    ----------      ----------     ----------
Net income                                          $      194    $     266       $      957     $    1,752
                                                    ===========   ==========      ==========     ==========

Basic earnings per common share
   Income from operations                           $     0.01    $    0.01       $     0.02     $     0.05
   Discontinued operations                               (0.00)        0.00             0.00           0.00
   Extraordinary item                                     0.00         0.00             0.01           0.03
                                                    ----------    ---------       ----------     ----------
   Net income                                       $     0.01    $    0.01       $     0.03     $     0.08
                                                    ==========    =========       ==========     ==========

Diluted earnings per common share
  Income from operations                            $     0.01    $    0.01       $     0.02     $     0.04
  Discontinued operations                                (0.00)        0.00             0.00           0.00
  Extraordinary item                                      0.00    $    0.00             0.01           0.02
                                                    ----------    ---------       ----------     ----------
  Net income                                        $     0.01    $    0.01       $     0.03     $     0.06
                                                    ==========    =========       ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Onsite Energy Corporation
                  Condensed Consolidated Statement of Cashflows
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)




                                                                                     Nine months ended March 31,

                                                                                       2002              2001
                                                                                    ---------          ---------
Cash flows from operating activities:

Net income                                                                          $     957          $   1,752
Adjustments to reconcile net income to net cash provided by (used in)  operating activities:
   Depreciation and amortization                                                          130                196
   Recovery of bad debt                                                                   -                 (121)
   Compensation under variable incentive stock option plan                                (97)               136
   Gain on sale of discontinued operations                                                (68)
   Gain on sale of property and equipment                                                 -                  (45)
   Gain on extinguishment of debt                                                        (217)              (521)

(Increase) decrease in:
   Cash-restricted                                                                        290               (209)
   Accounts receivable                                                                    379               (442)
   Costs and estimated earnings in excess of billings on uncompleted contracts           (174)              (211)
   Deferred project costs                                                                 120                 52
   Other assets                                                                           (33)               (19)

Increase (decrease) in:
   Accounts payable                                                                      (762)               162
   Billings in excess of costs and estimated earnings on uncompleted contracts           (247)              (320)
   Accrued expenses and other liabilities                                                 (87)               386
   Deferred income                                                                       (211)              (351)
                                                                                    -----------         ----------
      Net cash provided (used) by operating activities                                    (20)               445

Cash flows from investing activities:
   Purchases of property and equipment                                                    (33)               (28)
   Proceeds from sale of discontinued operation                                            85
   Loans to Stockholders                                                                  (98)               122
                                                                                    -----------         ----------
      Net provided (used) in investing activities                                         (46)                94

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                 147                 37
   Proceeds from notes payable                                                            296                136
   Repayment of notes payable                                                             (92)              (678)
                                                                                    -----------         ----------
      Net cash provided (used) in financing activities                                    351               (505)

Net increase in cash                                                                      285                 34

Cash, beginning of period                                                                 113                226
                                                                                    -----------         ----------
Cash, end of period                                                                 $     398           $    260
                                                                                    ===========         ==========


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

NOTE 2: The consolidated balance sheets as of March 31, 2002 and June 30, 2001, the consolidated statements of operations for the three and nine month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001, represent the financial position and results of operations of the Company. The results for the interim periods ended March 31, 2002 and 2001 are not necessarily indicative of results that will be obtained in future periods. Certain reclassifications have been made to prior periods to conform to current period presentation.

NOTE 3: Earnings per share calculations for the three and nine month periods ended March 31, 2002 and March 31, 2001, are as follows:

                                                                      Three Months Ended March 31,       Nine Months Ended March 31,
                                                                        2002              2001             2002              2001
                                                                      --------          --------         --------         ---------
          BASIC EARNINGS

Net income                                                            $    194          $    266         $    957         $   1,752

Less: Preferred stock dividends                                            (81)              (81)            (243)             (243)

Net income allocated to common stockholders                           $    113          $    185         $    714         $   1,509
                                                                      =========         =========        =========        ==========
Weighted average number of common shares                                21,736            19,841           21,570            19,354
                                                                      =========         =========        =========        ==========
Basic earnings per common share                                       $   0.01          $   0.01         $   0.03          $   0.08
                                                                      =========         =========        =========        ==========

          DILUTED EARNINGS

Net income available to common stockholders                           $    113         $     185         $    71           $  1,509
                                                                      ---------        ----------        ---------         ---------
Preferred stock  dividends                                                  81                81             243                243
                                                                      ---------        ----------        ---------         ---------
Net income available to common stockholders plus assumed
conversion                                                            $    194         $     266         $   957           $  1,752
                                                                      =========        ==========        =========         =========
Weighted average number of common shares                                21,736            19,841          21,570             19,354

Common stock equivalent shares representing assumed
conversions of preferred stock                                           8,246             8,246           8,246              8,246

Common stock equivalent shares representing shares
issuable upon exercise of of stock options                                  42               439             358                514
                                                                      ---------        ----------        ---------         ---------
Weighted average number of shares used in calculation
of diluted earnings per common share                                    30,024            28,526          30,174             28,114
                                                                      =========        ==========        =========         =========
Diluted earnings per common share                                     $   0.01         $    0.01         $  0.03           $   0.06
                                                                      =========        ==========        =========         =========

NOTE 4: In August 2001, two officers of the Company elected to exercise their options to purchase shares of the Company's Class A Common Stock under the Company's incentive stock option plan. A total of approximately 1,000,000 shares were purchased in this exercise. The officers purchased the shares by executing promissory notes to the Company totaling approximately $101,000. The notes are secured by the stock purchased under the exercise, provide for interest at 6 percent per annum payable annually, and mature upon sale of the exercised option shares or August 1, 2006, whichever occurs earlier, and have been recorded as a reduction of stockholders' equity.

NOTE 5: In December 2001, the Company sold substantially all of the operating assets in Onsite Energy Services, Inc. ("OES"), a wholly-owned subsidiary. The sale effectively ceased all operations in the subsidiary for the Company. The Company acquired OES, in October 1997, which was previously named Onsite Business Services, Inc. and Westar Business Services, Inc. Since February 2000, OES has focused primarily on providing industrial water services. This discontinued operation generated $35,000 in operating income for the nine months ended March 31, 2002. The Company recognized a gain of $68,000 from the sale of OES's assets. The assets of OES were sold to an affiliated Company of a stockholder for $125,000. This sale was accounted for in accordance with SFAS No. 144.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The "forward looking"
statements contained herein are cross-referenced to this paragraph. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company's energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company's customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, changes in the law and regulations governing the Company's activities as an energy services company and the activities of the nation's regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company's Securities and Exchange Commission filings including the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 2001. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events or otherwise.

Background

The Company is an energy services company ("ESCO") that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and on-site generation projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation of projects incorporating industrial refrigeration and process improvements, energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, onsite generation and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification ("M&V") services. Through its subsidiary, Energy Nexus Group, Inc. ("ENG"), the Company also provides professional consulting services in the areas of distributed generation market and technology assessments, business strategies and public policy analysis. It is the Company's mission to help customers save money through independent energy solutions.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

As of June 30, 2001, the Company's auditors issued a qualified opinion regarding the Company's ability to continue as a going concern. The going concern issues are primarily the result of operating losses in its fiscal years ending June 30, 1999 and 2000, negative working capital and negative stockholders' equity. See the Liquidity and Capital Resources discussion below for details of the Company's continuing plan for dealing with these issues.

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

In December of 2001 the Company entered into an energy services agreement with major producer of food products. This agreement generated approximately $1.8 in project revenue, which comprised 47% of total revenue for quarter ended March 31, 2002. Under the agreement the Company is commissioned to design, install, and procure utility based cash incentives related to certain measures which will increase the energy efficiency of the customer's operations. As of March 31, 2002 this agreement was 76% completed.

In December 2001, the Company sold substantially all of the operating assets of OES which effectively ceased all operations. This discontinued operation generated $35,000 in operating income for the nine months ended March 31, 2002. The Company recognized a gain of $68,000 from the sale of the assets (see NOTE 5 of the Financial Statements).

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC ("SYCOM LLC"), through a newly-formed subsidiary, SYCOM

ONSITE Corporation ("SO Corporation"), and executed a Sale and Noncompetition Agreement with SYCOM Corporation. SYCOM LLC was also an ESCO with customers primarily in the mid-Atlantic area of the United States. Since the close of the SYCOM transaction in June 1998, Onsite experienced significant losses and as a result, terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company, however, retained the project assets purchased from SYCOM LLC in June 1998 as well as projects developed after that date. The Company continues to maintain its subsidiary, SO Corporation, for the purpose of completing a long-term construction project, management of other revenue generating activities including its ongoing commitments for M&V for projects, and the sale of the Company's ownership rights in several long-term energy projects primarily located on the east coast. Efforts on behalf of SO Corporation to develop any new East Coast business ceased as of June 30, 2000.

Since October 15, 2000, as a result of the Company's inability to issue dividend payments because of its stockholders' deficit, the Company has been in default on its quarterly requirement to pay dividends on the Series C Convertible Preferred Stock (the "Series C Stock"). Under the Certificate of Designation for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company's Class A Common Stock as a class are entitled to elect the remaining directors. Westar Industries, Inc. (fka Westar Capital, Inc.) ("Westar"), owns all of the Series C Stock. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar and the Company, Westar agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company's permission via the majority vote of the directors of the Company's Board of Directors who are not directors designated by Westar or are affiliates of Westar. However, if, at any time, Westar exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar designated directors. The Company remains delinquent on the July 15, 1999, dividend (payable at the option of the Company in 15,823 shares of Series C Stock, valued at $1,661 or 1,000 in cash), and cash dividends of $729,000 payable from April 15, 2000 to April 15, 2002. The total cash value of dividends in arrears as of March 31, 2002, was $648,000. While the Company has been unable to pay ten quarterly dividends, as of the date of this quarterly report, Westar has not exercised its right, discussed above, to elect a majority of the Board of Directors.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company has experienced substantial reductions in revenues, cost of sales and selling, general and administrative ("SG&A") expenses since July 2000 but has been profitable during that period. The Company has focused itself back on its core business of being an energy services company with primary emphasis in the western United States.

Results of Operations.

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

Revenues for the three month period ended March 31, 2002 were $3,759,000, compared to $3,153,000 for the three month period ended March 31, 2001, an increase of $606,000, or 19 percent. This increase was due primarily to increased energy project installation activity coupled with continued increases in project incentive revenues. Cost of sales for the three months ended March 31, 2002 was $2,601,000 compared to $2,010,000 for the three months ended March 31, 2001, an increase of $591,000, or 29 percent. The increase in activity relates primarily to growth in energy projects activity in the Company's West Coast operations.

Gross profit for the three months ended March 31, 2002 was $1,158,000 (31 percent of revenues), compared to $1,143,000 (36 percent of revenues) for the three months ended March 31, 2001, an increase of $15,000 (but a decrease in margin percentage). This decrease in gross margin percentage was primarily attributable to competitive pricing negotiated for a major third quarter energy project, which resulted in lower than normal gross margin percentages.

SG&A expense was $934,000 for the three months ended March 31, 2002, compared to $832,000 for the same three months last year, an increase of $102,000. The increase is primarily attributable to additional personnel hired to expand the California and consulting operations of the Company.

Compensation under variable incentive stock option plan was negative $28,000 for the three months ended March 31, 2002 compared to positive $165,000 for the same period in the prior year. In accordance with APB No. 25, certain re-priced stock options have been accounted for as a variable stock option plan. Factors which affect the amount of expense to be recognized include the number of re-priced vested options, and the change in the market value of the Company's stock. During the three month period ended March 31, 2002, the price of the Company's stock decreased by approximately $.05 compared to an increase of $.08 for the three months ended March 31, 2001.

Other expense was $5,000 for the three month period ended March 31, 2002, compared to net other income of $147,000 for the same three months in 2001. The net decrease was primarily attributable to gains of $121,000 recognized in during the three months ended March 31, 2001 from recoveries of bad debt from notes receivable that had been previously reserved.

Net income from continuing operations for the three months ended March 31, 2002 was $193,000 compared to $230,000 for the same period in 2001.

Loss from operations of a discontinued component was $7,000 compared to income of $2,000 for the three months ended March 31, 2002 and 2001, respectively. This result was associated with the sale of substantially all of the assets of OES in December 2001. Further details of the sale are discussed in NOTE 5 of the financial statements contained herein.

Gain from extinguishment of liabilities at less than face value for the three months ended March 31, 2002 was $8,000 compared to $34,000 for the same period in 2001. The Company is continuing in its efforts to negotiate its past due trade debt for less than face value.

Net income per fully diluted share for the three months ended March 31, 2002 was $194,000, or $0.01, compared to $266,000, or $0.01 for the three months ended March 31, 2001.

Nine months  ended March 31,  2002  compared to the nine months  ended March 31,
2001

Revenues for the nine month period ended March 31, 2002 were $10,248,000, compared to $9,407,000 for the nine month period ended March 31, 2001, an increase of $841,000, or 9 percent. This increase was due both to increased energy project activity in the Company's West Coast operations, and to increased incentive revenues from increased energy project activity and sales to third parties of rights to future incentive revenues owned by the Company.

Cost of sales for the nine months ended March 31, 2002 was $6,739,000 compared to $5,600,000 for the nine months ended March 31, 2001, an increase of $1,139,000, or 20 percent. Gross profit for the nine months ended March 31, 2002 was $3,509,000 (34 percent of revenues), compared to $3,807,000 (40 percent of revenues) for the nine months ended March 31, 2001, a decrease of $298,000. This decline was primarily attributable to lower gross margins achieved on two large, competitively priced energy efficiency projects with a major municipality and a food processing manufacturer. These lower margins were partially offset by an increase in sales of rights to receive future utility incentive payments under certain energy efficiency projects owned by the Company, which had no direct costs associated with them.

SG&A expense was $2,830,000 for the nine months ended March 31, 2002, compared to $2,501,000 for the same nine months last year, an increase of $329,000, or 13 percent. The increase is primarily attributable to additional personnel hired to grow the California and consulting operations of the Company.

Compensation under variable incentive stock option plan was negative $96,000 for the nine months ended March 31, 2002 compared to positive $136,000 for the same period in the prior year. In accordance with APB No. 25, certain re-priced stock options have been accounted for as a variable stock option plan. Factors which affect the amount of expense to be recognized include the number of re-priced vested options, and the change in the market value of the Company's stock. During the nine month periods ended March 31, 2002, the price of the Company's stock decreased by approximately $.08 compared to an increase of $.08 for the nine months ended March 31, 2001. The decrease was also attributable to exercise of options subject to variable accounting in August 2001 by certain executives (see Note 4).

Other expense was $2,000 for the nine month period ended March 31, 2002, compared to net other income of $189,000 for the same nine months in 2001. The net decrease was primarily attributable to gains of $121,000 recognized in during the nine months ended March 31, 2001 from recoveries of bad debt from notes receivable that had been previously reserved.

Net income from continuing operations for the nine months ended March 31, 2002 was $637,000 compared to $1,207,000 for the same period in 2001. Lower gross margin rates from competitively priced energy projects and increased SG&A expense as discussed above were the primary reasons for this result.

Income from discontinued operations was $103,000 and $24,000 for the nine months ended March 31, 2002 and 2001, respectively. This result was in connection with the sale of substantially all of the assets of OES, which occurred in December 2001. Further details of the sale are discussed in NOTE 5 of the financial statements contained herein.

Gain from extinguishment of liabilities at less than face value for the nine months ended March 31, 2002 was $217,000 compared to $521,000 for the same period in 2001. The Company is continuing in its efforts to negotiate its past due trade debt for less than face value. The decrease is due primarily to the settlement of $437,000 in the nine months ended March 31, 2001 with a major trade account.

Net income for the nine months ended March 31, 2002 was $957,000, or $.03 per fully diluted share. Net income for the nine months ended March 31, 2001 was $1,752,000, or $.06 per fully diluted share. The decrease resulted primarily from lower operating income achieved for the period and a reduction in gains from extinguishment of debt discussed above.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $398,000 as of March 31, 2002, compared to $113,000 at June 30, 2001. Working capital was negative $4,722,000 as of March 31, 2002, compared to negative $5,619,000 at June 30, 2001, an improvement of $897,000 over the last nine months.

Cash flows used by operating activities was $20,000 for the nine months ended March 31, 2002, compared to cash flows provided by operating activities $445,000 for the same nine month period in the prior year. The decrease was primarily attributable to continued reductions in trade accounts payable in the current period.

Cash flows used in investing activities was $46,000 compared to cash provided by investing activities of $94,000 for the nine months ended March 31, 2002 and 2001, respectively. Capital spending remained approximately constant overall. The Company also realized $85,000 in cash proceeds from the sale of the assets of OES, a discontinued operation (See NOTE 5 of the financial statements).

Cash flows provided by financing activities was $351,000 for the nine months ended March 31, 2002, compared to cash flows used in financing activities of $505,000 for the same nine month period last year. For the nine months ended March 31, 2002, cash was provided primarily through a refinancing settlement and conversion of approximately $290,000 in trade accounts payable into a term note.

The Company suffered losses from operations of $6,637,000 and $6,477,000 in the fiscal years ended June 30, 2000 and 1999, respectively. As a result, the Company had a negative working capital of $7,704,000 and a stockholders' deficit of $8,314,000 as of June 30, 2000. Through the fiscal year ended June 30, 2001, the Company was able to achieve net income of $1,657,000, reduce its negative working capital to $5,619,000 and reduce its stockholders' deficit to $5,494,000. The Company has continued to reduce its working capital deficit by $897,000 to $4,722,000 and stockholders' deficit by an additional $910,000 to $4,584,000 during the nine months ended March 31, 2002. Management achieved this improvement primarily by focusing its business in profitable operations in the western United States, liquidating rights to future utility incentive payments for cash and negotiating reductions of trade debt.

The Company continues to pursue strategies to continue to improve its financial position including developing new business and minimizing costs as well as selling or financing its remaining cash flow entitlements to improve the Company's ability to continue as a going concern. As a result, the Company has made significant progress toward improving its financial position. At this time, the Company is relying on sales of its services and products to generate cash. Recently, the Company has generated cash from its operations. In the event the Company is unable to continue earning net income to finance its operations, the

Company will be required to seek other sources of financing and continue to rely on extending trade payables to finance its operations. Future cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth. Any adverse changes in Company's ability to continue to generate cash flows from these continuing efforts will have a detrimental affect on the Company's liquidity and the Company will be dependent on the availability of alternative sources of financing to continue operations.

Seasonality and Inflation. Management does not believe that the business of the Company is affected by seasonality or inflation.

Critical Accounting Policies and Estimates. Part I, Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements as well as revenues and expenses during the reported periods.

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

Impact of Recently Issued Standards. In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142, as necessary in fiscal year ending June 30, 2002. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 as of July 1, 2001 (See
NOTE 5). The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of operations.

Part II - Other Information

Item 1.  Legal Proceedings.

As previously disclosed by the Company, in August 2000, the Company received a copy of a complaint filed by Johnson Controls, Inc. ("JCI") (United States

District Court, District of New Jersey) against the Company and other parties, including one of the Company's subsidiaries, alleging breach of contract and related causes of action in connection with one of the Company's projects. In February 2002, General Accident allegedly settled this action although the Company disputes the settlement. Additionally, in April 2002, the Company's motion to set aside a previously entered default in this matter was granted. Responsive pleadings were previously filed by the Company.

As previously disclosed by the Company, the Company was served with a complaint by CBS Broadcasting, Inc. ("CBS") (Superior Court of California, County of Los Angeles), against the Company and other parties, alleging breach of contract and negligence in connection with the operation of a cogeneration system originally installed by the Company at CBS's Los Angeles facility. In 1997, the Company sold its ownership interest in the limited partnership that owns the cogeneration system but was not released by CBS at the time of sale. CBS has filed a motion to amend its complaint to include claims of alleged fraud and conspiracy. The Company is opposing this motion, and has filed its responsive pleadings and applicable counterclaims and indemnification claims.

On March 12, 2002, the Company received a complaint filed by the Passaic Valley Water Commission ("PVWC") (Superior Court of New Jersey, Law Division, Passaic County) against the Company, one of its subsidiaries and other parties, including a former officer and director of the Company, alleging breach of contract and related causes of actions in connection with a settlement entered into by the Company, other parties and an East Coast utility in December 2001. The action seeks payment of one-half of certain settlement funds allegedly received plus interest, punitive damages, attorneys' fees and costs of suit. PVWC's underlying contract, however, was with a third party and not with the Company or its subsidiary, and the Company has filed responsive pleadings. The Company believes this complaint will not have a significant financial impact on the Company and accordingly, no accrual has been recorded as of March 31, 2002.

On April 10, 2002, the Company was served with a complaint by The Fagan Company ("Fagan") (Superior Court of California, County of San Diego, North County Division), a subcontractor of the Company, alleging breach of contract and related causes of action in connection with one of the Company's projects. The action includes a writ of attachment and seeks payment of monies of $385,126 allegedly owed under two subcontracts, plus interest, costs of suit and other alleged damages. The Company believes Fagan failed to complete its scope of work under either subcontract, which also include liquidated damages provisions. The Company has filed a response to the writ of attachment and its responsive pleadings.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

The Company is required to pay quarterly dividends on its Series C Stock. As of the date of this report, the Company has not paid ten quarterly dividends. The total amount due as of the date of this report is $729,000. See Part I, Item 2 Management's Discussion and Analysis or Plan of Operation for further discussion.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.  None.

Reports on Form 8-K.       None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ONSITE ENERGY CORPORATION,
                                       a Delaware Corporation



Date:  May 13, 2002                    By: /S/ RICHARD T. SPERBERG
                                           --------------------------
                                           Richard T. Sperberg
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 13, 2002                    By: /S/ PAUL E. BLEVINS
                                           --------------------------
                                           Paul E. Blevins
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)