Form 10KSB
period 2002-06-30
ONSITE ENERGY CORP
filed 2002-10-15
CIK 909171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission file number: 1-12738

ONSITE ENERGY CORPORATION
(Name of small business issuer in its charter)

Delaware	33-0576371

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 Palomar Airport Road, Suite 200
Carlsbad, California	92009

(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number) (760) 931-2400

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form  10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year	$12,136,000

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common

equity, as of a specified date within the past 60 days	$192,000 as of October 7, 2002.

The number of shares of Common Stock outstanding as of October 7, 2002 is 21,736,000.

DOCUMENTS INCORPORATE BY REFERENCE

Documents Incorporated by Reference	10-K Part and Item Where Incorporated
Definitive Proxy Statement for Annual Meeting of Stockholders of the Registrant to be held December 5, 2002	Part III: Items 9, 10, 11 and 12

PART I

Item 1.    Description of Business

Introduction.    Onsite Energy Corporation, a Delaware corporation (the “Company”), was formed pursuant to a business reorganization effective February 15, 1994.

Business of Issuer.    The Company is an energy services company (“ESCO”) that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and on-site electricity generation projects and advising customers on the purchasing of energy in deregulated energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a complete package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (“HVAC”) upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis, and upgrade and aggregation services. The Company itself and through a wholly-owned subsidiary also provides professional consulting services in the areas of market assessment, business strategies and public policy analysis. It is the Company’s mission is to help customers save money through independent energy solutions.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.    With the exception of historical facts stated herein, the matters discussed in this annual report are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company’s energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract with sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company’s customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company’s activities as an energy services company and the activities of the nation’s regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in this annual report. Readers of this report are cautioned not to put undue reliance on “forward looking” statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

Subsidiaries/Partnerships.    Substantially all of the Company’s revenues are generated through energy services and consulting services. The Company’s subsidiaries are as follows:

Energy Nexus Group, Inc.    On July 1, 2001, the Company activated Energy Nexus Group, Inc. (“ENG”), a California corporation, to facilitate the Company’s continuing consulting services business. The Company owns 100 percent of ENG’s outstanding common stock. On July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to the new subsidiary. During the fiscal year ended June 30, 2002, ENG generated $1,679,000 in consulting revenues and $168,000 in operating losses. As a result, the Company has decided as of September 30, 2002, to wind-down the operations of ENG. As part of this process, the Company and ENG have executed a letter of intent with an unrelated third party for the purchase and sale of certain of ENG’s assets. The Company and ENG also will retain certain key personnel, or subcontract with the third party purchaser, to complete the remaining backlog of open contracts retained by ENG. Completion of the sale to the third party is contingent upon the execution of a definitive agreement and completion of due diligence. Management’s plan is to cease all selling, general and administrative (SG&A) expenditures, such as business development, that are not directly involved with the completion of the backlog and to cease all operations of ENG at such time as the backlog has been depleted, which is anticipated to be by the end of fiscal year ended June 30, 2003. The Company plans to use the anticipated positive cash flows from the completion of the backlog to pay the outstanding debts of ENG and to recover cash invested by the Company in ENG.

SYCOM ONSITE Corporation.    Effective June 30, 1998, the Company, through its wholly-owned subsidiary SYCOM ONSITE Corporation (“SO Corporation”), acquired all of the assets and specific liabilities of privately-held SYCOM Enterprises, L.L.C. (“SYCOM LLC”), an independent ESCO. SO Corporation acquired the project assets and certain specific liabilities of SYCOM LLC in exchange for 1,750,000 shares of the Company’s Class A Common Stock. In addition, under a Sale and Noncompetition Agreement, SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation, and SYCOM Corporation and SYCOM Enterprises, L.P. (“SYCOM LP”) agreed to certain non-compete provisions, in exchange for 157,500 shares of non-voting, non-dividend Series D Convertible Preferred Stock of the Company (“Series D Stock”) convertible in the aggregate into 15,750,000 shares of the Company’s Class A Common Stock. The Series D Stock was held in escrow under an Escrow Agreement, to be released when the Company’s Class A Common Stock reached $2.00 per share and annualized after-tax earnings totaled $0.15 per share (including the shares of Class A Common Stock into which the Series D Stock was convertible) over four consecutive quarters, and certain specified debts of SYCOM Corporation and SYCOM LP had been satisfied. These share values and earnings thresholds increased by 10 percent per year after December 31, 1999. Pursuant to the terms of a Stock Repurchase Agreement, the Company could repurchase the escrowed Series D Stock for $0.001 per share if: (i) the Sale and Noncompetition Agreement was terminated; and (ii) after June 30, 2000, such repurchase was justifiable based on the reasonable business judgment of the Company’s Board of Directors considering the following factors: (a) the key employees of SYCOM Corporation no longer were being retained by SO Corporation; and (b) there was no reasonably foreseeable likelihood that all of the following conditions shall be satisfied: specific debts to a third party and the Company will be satisfied, and both share performance benchmarks described in the Escrow Agreement will be achieved. The Company also could repurchase the escrowed Series D Stock during the 30 day period prior to the scheduled release date (June 30, 2006) if any one of the specified conditions for release of the Series D Stock had not been satisfied. At such time as the Series D Stock was to be released from the escrow to SYCOM Corporation, SYCOM Corporation could designate up to three additional members of the Company’s Board of Directors. Two members designated by SYCOM LLC were added to the Company’s Board of Directors in 1998 as a result of the acquisition. These members subsequently resigned in September 2000. The acquisition added offices in New Jersey and Washington D.C. Effective June 30, 2000, the Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation and subsequently closed the New Jersey and Washington, D.C. offices. All outstanding shares of Series D Stock were repurchased. SO Corporation continues to operate as a subsidiary.

Onsite Energy Services, Inc.    In October 1997, the Company acquired Westar Business Services, Inc. (“WBS”), an indirect wholly-owned subsidiary of Westar Energy, Inc. (fka Western Resources, Inc.) (“Westar Energy”) (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc. Subsequently, Onsite Business Services, Inc. changed its name to Onsite Energy Services, Inc. (“OES”). The purchase price was 1,700,000 shares of the Company’s Class A Common Stock issued upon closing to Westar Capital, Inc., now known as Westar Industries, Inc. (“Westar Industries”), a wholly-owned subsidiary of Westar Energy, with an additional 800,000 shares of Class A Common Stock being released to Westar Industries from an escrow in March 1998 when certain conditions set forth in the acquisition documents were satisfied. Since February 2000, OES focused primarily on providing industrial water services. In December 2001, the Company sold substantially all of the operating assets in OES, which effectively ceased all operations in the subsidiary for the Company. This discontinued operation generated $88,000 in operating income for the year ended June 30, 2002. The Company recognized a gain of $68,000 from the sale of OES’s assets. The assets of OES were sold to an affiliated company of a stockholder for $125,000. This sale was accounted for in accordance with SFAS No. 144.

Unless the context indicates otherwise, reference to the Company shall include all its wholly-owned subsidiaries.

Risk Factors.    In addition to other information presented in this annual report, the following risk factors should be considered carefully in evaluating the Company and its business. This annual report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section and elsewhere in this annual report.

Stockholder Deficit, Possible Need for Additional Working Capital and Potential Dilution to Existing Stockholders.    For the years ended June 30, 2000 and 1999, the Company had net losses of $6,637,000 and $6,477,000, respectively, negative working capital of $7,704,000 and stockholders’ deficit of $8,314,000 as of June 30, 2000. However, in fiscal year ended June 30, 2001, the Company achieved net income of $1,657,000. By June 30, 2001, the Company reduced its negative working capital position to $5,619,000 and stockholders’ deficit to $5,494,000. In the fiscal year ended June 30, 2002, the Company generated net income of $255,000 and reduced its stockholders’ deficit to $5,207,000. Management plans to operate the Company so that it will continue to generate additional revenues, through further additions of new projects and improve operating efficiencies by other means to continue profitable operations.

The following steps taken by the Company during the years ended June 30, 2000, 2001 and 2002, helped the Company return to profitability, improve financial position and enhance its future viability:

During the fiscal year ended June 30, 2000, the Company privately placed shares of newly created Series E Convertible Preferred Stock (“Series E Stock”) to existing stockholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company’s Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation.

During fiscal years 2000 through 2003 to date, the Company has continued to close operations that were either producing financial losses or operating at marginal profitability levels. These operations were comprised of the following: In fiscal year 2000, the Company sold Lighting Technology Services, Inc. (a lighting contractor) (“LTS”), sold substantially all of the assets of Onsite/Mid-States, Inc. (a manufacturing company based in Kansas) (“OMS”), and discontinued operations associated with its wholly-owned East Coast subsidiaries REEP Onsite, Inc. (a residential energy services operation) (“REEP Onsite”), and ERSI Onsite, Inc. (a commercial energy services operation) (“ERSI Onsite”). In June 2000, the Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation. In December 2001, the Company sold all of the assets and discontinued operations of OES. Finally, in September 2002, the Company decided to wind-down or sell the operations of ENG. The Company and ENG executed a letter of intent with an unrelated third party for the purchase and sale of a majority of ENG’s assets. Completion of the sale to the third party is contingent upon the execution of a definitive agreement and completion of due diligence. Management plans to cease solicitation of new contracts for ENG and complete the remaining backlog of outstanding ENG consulting contracts.

In addition to discontinuing non-performing operations, the Company is attempting to generate cash to fund operations and to retire existing debt through the sale of remaining energy projects on the East Coast in which the Company has significant cash flow interests. During fiscal year 2002, the revenue from such sales was $423,000.

Management believes that all of the above actions will improve the Company’s potential to continue as a going concern by enabling the Company to focus on its core business of providing energy services and projects to customers in the western United States. Future cash requirements depend on the Company’s profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing stockholders.

Divestiture of Recently Acquired Subsidiaries.    As discussed above, the Company has divested itself of several recently acquired subsidiaries over the past three fiscal years. In fiscal years 2001 and 2002, the Company divested its operations in OES through an asset sale in December 2001, and substantially reduced the operations in New Jersey through a termination of the Sale and Noncompetition Agreement with SYCOM Corporation. As a result, the Company has focused on its core business of being a western regional ESCO.

Control of the Company.    The directors, officers and stockholders that own more than 5 percent of the Company’s Class A Common Stock beneficially own approximately 68 percent of the Company in the aggregate. As a result of their ownership, such stockholders will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying or preventing a change in control of the Company.

Under the Certificate of Designations for the Series C Convertible Preferred Stock (“Series C Stock”) (see Item 5. Market for Common Equity and Related Stockholder Matters) if, at any time, four or more quarterly dividends, whether or not consecutive, in the Series C Stock are in default, in whole or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company. Although the Company currently is in default on the payment of these dividends, Westar Industries, the holder of all of the issued and outstanding shares of the Series C Stock, has not exercised its rights as of October 8, 2002.

Dependence on Limited Key and New Customers.    For the fiscal years ended June 30, 2002 and 2001, three customers in the aggregate accounted for approximately 49 percent and 29 percent, respectively, of the Company’s total revenues. Historically, large contracts account for a significant portion of the Company’s total revenues. Although the Company usually receives revenues pursuant to long-term energy services and maintenance agreements after completion of the project, the majority of the revenues are from projects that are not recurring. Therefore, the Company is dependent on finding, financing and entering into contracts with new customers.

Loss of Large Non-Residential Standard Performance Contract (“LNSPC”) Program in California.    In mid-2002, the investor owned utilities, and Pacific Gas and Electric Company (“PG&E”) in particular, fully subscribed their budgets for their LNSPC program, which provides financial incentives for large businesses to install energy efficiency projects. During fiscal year 2002, approximately 55 percent of the Company’s energy efficiency projects in terms of revenue participated and benefited from incentives provided by this program. To mitigate this development, the Company received a grant from the California Energy Commission to subsidize energy efficiency projects in California focused on the food processing, beverage and food distribution industries. While the Company believes this development will not have a material negative long-term impact to its operations, the near-term effect could hinder the Company in securing contracts for energy efficiency projects in California.

Revenues Dependent upon Phased Approvals from Government Agencies and Customers.    Pursuant to its energy services agreements, a material portion of the gross revenues for the Company are dependent upon phased approvals by customers of projects and budgets. In addition, because many of the Company’s contracts are with local, public agencies, the Company’s contracts may be subject to public hearings and local government approval. Therefore, even though the Company has entered into energy efficiency agreements for projects that may provide significant revenues to the Company, the realization of the Company’s budgeted revenue is dependent upon the outcome of energy audits and the approval of each phase of the work to be performed. Further, many proposed contracts are subject to approval by local government agencies that may meet only periodically and may delay approval of the contracts due to other agenda items. A significant delay in the realization of revenue could have a material adverse impact on the business of the Company, its cash flow and its operating results.

Dependence on Key Personnel.    The Company is highly dependent on its officers and other key personnel. The future success of the business of the Company will depend upon the ability to attract, retain and motivate key employees. Specifically, the loss of Richard T. Sperberg, President and Chief Executive Officer, and/or Elizabeth T. Lowe, Vice President, among others may materially adversely affect the Company’s business.

Limited Market for Class A Common Stock.    Although the Company’s Class A Common Stock is quoted on the Over-the-Counter (OTC) Bulletin Board, because of the Company’s small capitalization and public float, the Class A Common Stock has limited liquidity. Therefore, stockholders may have a difficult time selling their Class A Common Stock without adversely affecting the price of such stock. The NASDAQ has recently announced that it will be discontinuing operations of the OTC Bulletin Board market, and in its place will be launching a new market (BBX) for companies with capitalization similar to the Company. Management is currently evaluating a decision to list the Company’s shares on this market.

Penny Stock Regulations.    The Securities and Exchange Commission (the “SEC”) has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share subject to certain exceptions. The Company’s securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also affect the ability of purchasers to sell their shares in the secondary market.

Competition.    The energy efficiency and on-site electricity generation business is highly competitive. As discussed in Competition to the Company below, the Company will compete with other firms, including utility affiliates, for a limited number of large contracts. Competitors generally have substantially greater financial resources than the Company and may expend considerably larger sums than the Company on marketing. The successful operation of the Company will depend on its ability to meet future competition.

Governmental Regulation.    As discussed in Governmental Regulations/Environmental Laws below, the Company will be subject to rates and regulations of the Environmental Protection Agency, the Occupational Safety and Health Administration and other state, county, municipal and federal agencies. While the business of the Company will not entail any unusual or significant environmental risks, the projects of the Company may involve “indirect” environmental risks from its subcontractors handling or removal of hazardous waste materials as defined under federal and state law. The Company does not foresee having to incur material capital expenditures to comply with environmental laws and regulations.

Environmental Risks.    As discussed in Governmental Regulations/Environmental Laws below, the energy efficiency projects of the Company may involve the handling and/or removal of hazardous substances such as polychlorinated biphenals (PCB), asbestos or asbestos-containing materials (ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and the emissions from on-site electricity generation projects. The Company intends to contract, or have their customers and/or subcontractors contract, with certified hazardous waste removal companies whenever hazardous waste must be handled, stored, transported or disposed of, and to obtain indemnification from both the customer and the subcontractors for any liability the Company may incur if there is not full and strict compliance with all applicable federal, state and local laws and ordinances, and regulations thereunder, for the protection of health, safety, welfare and the environment. Because the Company intends to engage a third party to handle and remove hazardous waste, the Company believes that potential liability for environmental risks is not material.

No Dividends on Class A Common Stock.    It is anticipated that no cash dividends will be declared by the Company on its Class A Common Stock in the near future. Shares of Series C Stock are entitled to an annual dividend at the rate of 9.75 percent of the “liquidation preference” of $5.00 per share per annum out of any funds legally available for payment of such dividends. During the first two years, the dividends on the Series C Stock were paid through the issuance of shares of Series C Stock.

Major Events, Contracts and Customers.    In addition to the acquisitions and divestitures discussed above, the following is a list of major events and contracts that occurred in the fiscal year ended June 30, 2002, and how they are significant to the last two fiscal years’ revenues.

California Energy Crisis.    During fiscal year ended June 30, 2002, the electric utility infrastructure in California was recovering from a severe shortage in electricity generating capacity in meeting the demands of the residents and businesses located in California. The California electricity markets also began to recover from unusually high prices that occurred during the peak of the crisis. The aftermath of the shortage, and the associated high electricity prices left the State of California with over $13 billion in debts and major commitments to purchase power from commercial generators at rates well in excess of normal spot market wholesale rates. While the State of California continues to attempt to renegotiate its purchase contracts, most energy purchasers in California will continue to experience high prices for electricity throughout most of the state. These increases were reflected immediately in rates in the San Diego area and only since June 1, 2001, have they been reflected in rates of other California investor owned utilities. The Company has responded by continuing to promote its services to businesses throughout California. The Company to date has seen significant increases in business development opportunities, but only modest additional actual contract activity, as a direct result of the shortages and higher electricity prices.

Significant Projects

Northern California Business Operations.    In 1998, the Company established an operating business unit in Northern California to develop the energy efficiency projects business for companies primarily engaged in the food processing and distribution industry. The unit combines its food industry and energy efficiency expertise to provide design, installation and verification of energy efficiency measures for food processing and distribution businesses. Typical projects earn revenue from a combination of installation, consulting and sharing of revenues from utility incentive programs available from regional public utilities.

Revenues to the Company from this business unit were $3,903,000 and $3,084,000 for the fiscal years ended June 30, 2002, and 2001, respectively.

City of San Diego.    In November 1999, the Company entered into a master energy services agreement with the City of San Diego, California for the implementation of energy efficiency projects. The first two phases of what is anticipated to be multiple phases identified under the agreement involved lighting, controls and mechanical projects intended to reduce consumption at several City buildings. In the fiscal year ended June 30, 2001, the Company received executed contract amendments for projects under the master agreement for approximately $2,600,000.

Revenues to the Company from these projects were approximately $2,598,000 and $1,600,000 for the fiscal years ended June 30, 2002, and 2001, respectively.

Miller Brewing Company (“MBCO”), Texas.    In November 2001, the Company entered into a $2,308,000 contract with MBCO to install condensers and controls at MBCO’s Fort Worth, Texas brewery. The project is designed to improve the efficiency of MBCO’s refrigeration system by replacing seven existing condensers with six larger condensers with variable frequency drives. The Company also installed a controls system to manage condensers, compressors and other refrigeration equipment.

Revenues to the Company for this project were approximately $2,308,000 and $0 for the fiscal years ended June 30, 2002, and 2001, respectively.

Middletown Township Board of Education.    The Company has executed contracts with the Middletown Township Board of Education (“MBOE”) in Middletown, New Jersey, under a master energy services agreement with total project costs of approximately $22,800,000. The projects are expected to save MBOE approximately $9,000,000 in energy costs over 10 years, and MBOE will receive substantial benefits from incentives paid by the local utility. The project enables MBOE to make significant energy-related capital improvements to its facilities and to fund these improvements primarily through energy cost savings and utility incentives. The Company is accomplishing the overall project at MBOE through the installation of geothermal heat pumps and the retrofit of facility lighting. The implementation of the project is expected to be completed over a period extending through mid-2004.

Revenues to the Company for this project were approximately $1,105,000 and $940,000 in the fiscal years ended June 30, 2002, and 2001, respectively.

New Jersey Mall.    On September 30, 2002, the Company sold its rights to certain excess revenues under an Energy Services Agreement for $650,000 to its customer, a real estate trust. Under the Energy Services Agreement, the Company provides certain services to the customer, which included collecting payments for electricity and electrical services. These revenues were deposited in a lock-box account and used to pay utility bills and other identified obligations, as set forth in the Energy Services Agreement, with any remaining revenues being distributed between the Company and the customer. In exchange for $650,000, paid by the customer to the Company, the Company relinquished its right to its share of the remaining revenues. The purchase price was determined based on an analysis of the present value of the Company’s future share of the remaining revenues to be earned under the Energy Services Agreement, which was to terminate in or about 2019. While the Company will continue to perform certain services under the Energy Services Agreement, the customer will assume responsibility for the maintenance of the lock-box account and payment of the obligations. The parties also acknowledged their mutual intent for the customer to engage a third party other than the Company to perform the services the Company is continuing to perform under the Energy Services Agreement. Upon engagement of this third party, the Company will no longer have any further obligations under the Energy Services Agreement.

Consulting.    The Company also provides professional energy efficiency consulting services for a variety of clients, including energy customers, utilities, product suppliers and government. These consulting services include engineering design, project feasibility and development, direct access planning services, market assessments, business strategy, public policy analysis and environmental impact/feasibility studies. The Company currently provides consulting support to customers, manufacturers, utilities, state and federal governments including, but not limited to, the Gas Research Institute (Chicago, IL); Solar Turbines (San Diego, CA); Industrial Center, Inc. (Arlington, VA); California Energy Commission (Sacramento, CA); a major amusement theme park; a major multi-branch national financial institution; Caterpillar Inc. (Lafayette, IN); Lockheed Martin (Oak Ridge, TN); the American Gas Association (Washington, DC); the Interstate Natural Gas Association of America (Washington, DC); the Electric Power Research Institute (Palo Alto, CA); and the U.S. Department of Energy (Washington, D.C.). The majority of the Company’s consulting services currently are being performed by ENG. As disclosed above, in September 2002, the Company decided to wind-down or sell the operations of ENG. As part of this process, the Company and ENG executed a letter of intent with an unrelated third party for the purchase and sale of certain of ENG’s assets. Completion of the sale to the third party is contingent upon the execution of a definitive agreement and completion of due diligence. Management plans to cease solicitation of new ENG contracts and complete the remaining ENG backlog of outstanding consulting contracts.

Consulting revenues to the Company were approximately $2,603,000 and $2,300,000 for the fiscal years ended June 30, 2002, and 2001, respectively.

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

Comprehensive Energy Services. The Company provides the customer with comprehensive energy services. Such services include:

•	An initial energy audit

•	Evaluation of purchase options for electricity and fuel, including tariff analysis

•	Detailed economic and feasibility analysis

•	Engineering and construction services

•	Management of project implementation

•	Verification of savings

•	Monitoring of performance and maintenance during the service term

•	Guaranteed savings and/or shared savings programs

•	Performance contracting with utilities and customers

•	Financing, including direct loans and equipment leases (on and off balance sheet)

A more detailed discussion of these services follows.

Audit/Feasibility Analysis:    The Company and a customer may enter into a Letter of Agreement providing for an audit/feasibility analysis. Under a typical Letter of Agreement, the customer only pays if the Company identifies a cost-effective project that the customer does not agree to pursue. Upon execution of the Letter of Agreement by a customer, the Company’s technical staff conducts an on-site analysis in sufficient detail to establish the potential savings, capital cost estimates and scope of the project. The Company’s engineers and technicians often will monitor energy use with data logger equipment. This data is analyzed to determine savings opportunities, energy efficiency measures and on-site electricity generation measures appropriate for a particular facility. This information also provides empirical data on which to base the incentive application that will be made to the utility company, if applicable. These findings are presented to the customer in the form of a technical proposal/audit report for the project.

Detailed Engineering:    Upon the execution by a customer and the Company of an Energy Efficiency Services Agreement or similar agreement (an “ESA”), licensed mechanical and specialty engineers design the installation of each element of the approved proposal. The process of obtaining required permits from regulatory agencies also begins at this point.

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

Procurement and Construction:    This phase of a project involves equipment purchasing, subcontractor selection and construction management to final project completion. Construction management is performed by an experienced project execution team under the overall direction of one of the Company’s experienced project managers.

Start Up and Commissioning:    This step integrates the initial operation of the project, including system start-up and programming, commissioning and final acceptance.

Operation and Maintenance (O&M) Services:    This phase assures a smooth handoff to operating personnel of the customer, and includes training and documentation. Maintenance contracts, where the Company supplies maintenance services, are available and incorporated into some projects. Guarantees of annual and total savings are coupled with ongoing maintenance of the installed energy efficiency equipment.

Measurement and Verification (M&V) Services:    The Company provides verification of continuing energy savings, both initially upon project completion and on an ongoing basis throughout the term of the ESA. This verification is based upon protocols agreed upon between the customer, the Company and the utility, if applicable.

Performance Contracting.    Performance contracting is the term used to describe the terms and conditions under which an ESCO delivers energy services, typically under a guarantee of energy savings to the customer. The ESCOs payment is based upon delivery of actual energy savings to the customer. The values of these energy savings are used to service the project financing costs if the project is financed or to provide positive cash flow to the customer. In short, the performance contracting process ties payments to actual results, not projections.

Providing Utility Incentives for Customers.    In many markets, utilities are administering performance incentives for customers that install projects that save energy. In some cases, these incentives are available only through ESCOs; in other cases, either the ESCO or a customer may obtain the incentives.

Over the past several years, the Company has been successful in maximizing the available incentives for its projects. These incentives have been delivered through Standard Performance Contract (“SPC”) programs or through utility Demand-Side Management (“DSM”) programs, where the incentive payments are provided based on actual energy savings achieved from the implemented project or through utility rebate programs. These incentives can offset a substantial portion of the investment necessary to implement the energy efficiency measures. The incentive payments historically have been based upon the resource and environmental value of the energy savings (as compared to the incremental cost of building new power plants due to increased consumption). This incentive toward the costs of the project enhances the feasibility of the individual projects, thereby allowing more and larger projects to qualify for implementation. Before undertaking a project, the Company’s engineers analyze the customer’s energy consumption and propose a comprehensive solution that maximizes energy savings to the customer through the implementation of the energy efficiency and on-site electricity generation projects. The costs and margin of the retrofit programs implemented by the Company within the customer’s facilities are recouped by the savings in energy and operating costs resulting from the project, generally with net positive cash flow to the customer generated throughout the life of the project.

During the last nine years, the Company has successfully completed several utility DSM competitive bidding programs with PacifiCorp (April 1993); Southern California Edison Company (May 1994, and July 1995, by acquisition); Puget Sound Power & Light Company (June 1994); PG&E (August 1996); and TXU Electric Company (December 2000). The Company also has been a leading ESCO sponsor for SPC programs in New Jersey, California and Texas.

At June 30, 2002, the Company was delinquent in remitting to some of its customers the customers’ portion of cash utility incentives received by the Company. The Company plans to repay these amounts from future anticipated operating profit and sales of its existing energy efficiency project assets. The Company cannot project with certainty the timeframe in which these obligations will be brought into current status. See Liquidity and Capital Resources for additional discussion.

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

Energy Efficiency and Load Management:    Energy efficiency is still the core of the services offered by the Company. Decreasing the use of energy while continuing to perform the same amount of services is often the most cost-effective strategy for the end-user. In a deregulating world, load management takes on more importance because peak-pricing may be much more expensive than it once was in a bundled, regulated rate environment. The ability to reduce the customer’s consumption during specific times of high prices, or move a customer’s energy use from on-peak to off-peak times becomes more cost-effective in deregulating markets where more of the energy bill is subject to market forces and time-of-use pricing.

On-site and Distributed Generation/Combined Heat and Power:    The Company has experience as a distributed generation and a combined heat and power (“CHP”) developer and implementer for systems ranging from 60 kW to 20,000 kW at facilities such as industrial facilities, hospitals, multi-family housing, nursing homes, recreational centers, health clubs and hotels. Development activities may be related to on-site generation where the electricity generation is only used on-site and not transmitted to the local utility’s power grid or it can be locally distributed to the grid. In either case, it may combine generation of electricity with heat recovery—CHP. CHP is the sequential production of electricity and thermal energy utilizing a single fuel source. The by-product thermal energy from the production of electricity is utilized to provide steam heating, domestic hot water and/or chilled water (through absorption chilling) to the host facility. As a result, 60 percent to 90 percent of the input fuel’s energy content can be utilized to produce heat and electricity compared to only 25 percent to 40 percent of the fuel’s energy content to make electricity alone in a utility or independent generating plant. The thermal energy produced by the CHP system is used by the host facility to reduce fuel consumption that otherwise would be needed to supply the thermal energy produced by boilers or other fuel burning equipment. A typical system consists of a reciprocating engine or gas turbine generally fueled by natural gas, which drives an electrical generator. A heat recovery system reclaims the heat produced by the engine generator set, yielding steam or hot water to be used in the host facility for domestic, process or space heating/cooling needs. Electrical control relays and switch gear protect the equipment from overload, ensure proper voltage and frequency and interconnect with the local utility’s power grid. Since completing its first CHP system in 1984, the Company has been associated with over 35 CHP projects. Electric industry restructuring is creating a renewed interest in on-site (distributed) generation by customers and utilities. Furthermore, CHP is getting increased attention by state and federal environmental agencies as a generation source that can provide net environmental quality benefits to help mitigate global climate change.

Demand Reduction Programs:    The Company has developed a demand reduction program by which it coordinates with end-users of electricity to reduce their consumption at periods when California’s power grid is experiencing critical shortages of capacity. The Company may be compensated for the actual reductions in power usage achieved during the period of shortage, and anticipates sharing the revenue with its participating end-user customers in the program.

Energy System Outsourcing:    The Company can take over the entire operation and maintenance responsibility of the heating, cooling and lighting systems in a customer’s facility and provide the customer an agreed upon long-term fixed price contract to provide the customer the heat, cooling and electricity it needs. This approach is referred to as “energy system outsourcing” and offers substantial advantages to those customers who want to be relieved of the costs associated with operating and maintaining their energy systems.

Commodity Purchasing, Aggregation, Buying Groups:    The Company advises its customers on energy purchasing choices (electricity, natural gas and other fuels) and assists them in exercising their choices by preparing individual requests for proposals and coordinating evaluation of responses.

Energy Consulting:    The Company offers consulting services for customers, suppliers and other stakeholders on energy assessments, market developments and new power technology applications.

Markets Served and Results of Service.    The Company provides various customer services that focus on saving energy dollars in commercial, institutional and industrial facilities. Using multiple, proven energy technologies prescribed by the Company, today’s building owners and operators can receive both cash flow savings and environmental benefits while optimizing energy efficiency, load management or on-site electricity generation, in most cases without any up front capital required from the customer. The Company’s integrated energy measures work together to:

Reduce energy consumption

Reduce the price of purchased electricity and fuel

Promote efficient use of energy

Shift loads to periods of lower cost energy

Improve the environment

Increase business profitability

By providing a complete package of services, including providing or arranging financing of projects, the Company becomes the energy partner with each of its customers.

Competition to the Company.    In general, the Company’s competitors are other ESCOs that provide similar comprehensive services to customers. Some of these competitors are large companies, affiliated with utilities or equipment manufacturers, with more assets and a larger manpower and resource base than the Company. Utility companies and their affiliates can function as both competitors and partners for the Company. Many utilities have entered the energy efficiency services market through wholly-owned subsidiaries of holding companies in direct competition with ESCOs, including the Company. However, the Company sometimes teams with utility service subsidiaries whereby the utility subsidiary functions as a source of financing for energy efficiency services projects developed and implemented by the Company.

An important competitive advantage for any ESCO is its ability to provide financing and performance guarantees to the customer. This is the area in which many small, independent ESCOs may be at a disadvantage when compared with the larger companies and utilities. However, the Company has successfully used financing sources such as Academic Capital, L.L.C. (“Academic”), Dana Commercial Credit, Koch Financial (“Koch”) and PFG Energy Capital (“PFG”), among others, to provide financing for qualified energy projects, thus maintaining this important advantage for the Company. Over the last four years, Academic, PFG and Koch have provided financing on most of the Company’s projects that have been financed. More recently, though, the Company has obtained financing from other sources and has identified other potential sources of financing, thereby reducing its overall dependence on a limited number of sources of project financing. In addition, many of the Company’s customers have the ability to obtain their own financing or to pay for the cost of the project themselves.

The Company’s competitive advantage historically has been its experience in certain market sectors and regions, its independence from affiliation with commodity suppliers (utilities) and equipment vendors, and its ability to offer a broader range of services and equipment than other ESCOs can offer. In addition, the Company has been in the energy efficiency business for a longer period of time with a significantly greater number of successful projects than most other ESCO competitors.

In summary, several factors distinguish the Company from most other ESCOs. These include:

Independence:    The Company is not affiliated with any provider of energy or with any equipment manufacturer. It makes unbiased choices with regard to sources of energy commodity or a specific piece of equipment (e.g., a control system). The Company does not promote one energy specific technology (e.g., an electric technology) when another technology (e.g., a gas technology) could better serve the customer.

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

Personnel:    The Company has an experienced staff of energy service professionals, whose senior managers are recognized leaders in the energy services industry. The President and Chief Executive Officer of the Company is a previous President of the National Association of Energy Service Companies (“NAESCO”) and the American Cogeneration Association, and currently serves on the Board of Directors of NAESCO.

Access to Financing:    As discussed above, and the Company has utilized a number of different financing entities and alternatives to provide financing alternatives to its customers.

Open Book Pricing:    The Company also provides many of its customers with the option of open book pricing, setting forth the various cost components of a project.

Raw Materials.    The Company obtains most of its material and equipment from several suppliers. The items it purchases generally are available “off the shelf” and from several vendors. Those items that the Company may have custom built also typically are available from several sources.

Government Regulation/Environmental Laws.    Some government laws and regulations promote the Company’s business. For example, California recently initiated an incentive program for on-site electricity generation. The U.S. Environmental Administration has endorsed energy efficiency as a pollution control strategy and promoted energy efficiency that is measured and monitored in the manner which the Company measures and monitors by making the pollution avoidance eligible for emission reduction credits and allowances.

However, some government laws and regulations impose requirements upon the Company. The Company is subject to rules and regulations of the Environmental Protection Agency, the Occupational Safety and Health Administration and other federal, state, county and municipal agencies. The Company’s business entails “indirect” environmental risks from its subcontractors’ handling and removal of polychlorinated biphenals (PCBs) ballasts, asbestos or asbestos-containing materials (ACMs), urea-formaldehyde paneling, fluorescent lamps or HID lamps, and air quality compliance for emissions from its CHP facilities. The Company contracts with certified hazardous waste removal companies or requires its customers or subcontractors to contract with certified hazardous waste removal companies. The Company obtains indemnification from applicable customers and subcontractors as to liability the Company might incur in connection with hazardous materials or environmental concerns. The Company may also be subject to certain lighting level requirements in certain public facilities when it undertakes lighting retrofits. It has substantial experience in meeting such standards at both the Federal and State level.

Employees.    As of September 12, 2002, the Company employed approximately 34 persons in regular or temporary full-time or part-time positions.

Item 2.    Description of Property.

The Company’s corporate headquarters is located in Carlsbad, California. The property is held on a three year lease expiring on July 31, 2004, and covering approximately 10,000 square feet. The Company also leases a 250 square foot storage facility on a month-to-month basis. The Company has a regional office in San Ramon, California. The regional office is a lease of 2,000 square feet of office space on a three year lease expiring March 2004. The Company also leases an office in Arlington, Virginia for ENG on a three year lease expiring April 2004.

Item 3.    Legal Proceedings.

In August 2002, the Company executed a settlement agreement with D. Falasca Heating, Plumbing, Cooling, Inc. (“Falasca”), and others, settling certain outstanding legal actions involving Falasca (Superior Court of New Jersey, Law Division, Hudson County and Superior Court of New Jersey, Law Division, Atlantic County). As previously disclosed by the Company, Falasca, a subcontractor, had filed complaints against the Company and other parties, including certain of the Company’s current or former directors and officers, alleging breach of contract and related causes of actions, and seeking indemnification, in connection with two of the Company’s projects. This matter was settled for structured payments over time. See further disclosure in Liquidity and Capital Resources.

In August 2002, the Company settled an action filed in April 2002 by The Fagan Company (“Fagan”) (Superior Court of California, County of San Diego, North County Division), a subcontractor to the Company, against the Company alleging breach of contract and related causes of action in connection with one of the Company’s projects. As previously disclosed by the Company, the action sought payment of monies ($385,126) allegedly owed for services performed, plus interest, costs and attorneys’ fees. This matter was settled for structured payments over time. See further disclosure in Liquidity and Capital Resources.

As previously disclosed by the Company, in June 2001, a motion for partial summary judgment filed by General Accident Insurance Company of America (“General Accident”) against the Company and other third parties, including Falasca, was granted for the amount paid by General Accident to subcontractors and other third parties ($579,041), and in November 2001, General Accident’s motion for attorneys’ fees ($137,829) also was granted after a reduction in legal fees claimed (Superior Court of New Jersey, Law Division, Atlantic County). Per the Court’s initial ruling, however, no enforceable judgment may be entered until all issues are resolved. As previously disclosed by the Company, in August 2000, the Company received a copy of a complaint filed by Johnson Controls, Inc. (“JCI”) (United States District Court, District of New Jersey) against the Company and other parties, including one of the Company’s subsidiaries, alleging breach of contract and related causes of action in connection with one of the Company’s projects. In February 2002, General Accident settled this action and in July 2002, filed a motion for final judgment against the Company and other third parties, including Falasca, for $1,239,877, which includes the amounts previously awarded to General Accident plus the amount paid to JCI in this settlement ($490,857), together with additional attorneys’ fees ($32,150). The Company opposed this motion, objecting to both the JCI settlement and the additional attorneys’ fees. All parties requested oral argument on this motion. In September 2002, however, without hearing oral argument, the Court issued a ruling and signed an order awarding only the amounts previously awarded ($579,041 plus $137,829 in attorneys’ fees). The Company has filed a motion for reconsideration. Accordingly, no enforceable judgment has yet been entered in this matter. The Company continues to try to work with the parties to settle this matter; however, no settlement agreement has been reached.

As previously disclosed by the Company, the Company was served with a complaint by the Passaic Valley Water Commission (“PVWC”) (Superior Court of New Jersey, Law Division, Passaic County) against the Company, one of its subsidiaries and other parties, including a former officer and director of the Company, alleging breach of contract and related causes of actions in connection with a settlement entered into by the Company, other parties and an East Coast utility in December 2000. The action seeks payment of one-half of certain settlement funds allegedly received plus interest, punitive damages, attorneys’ fees and costs of suit. PVWC’s underlying contract, however, was with a third party and not with the Company or its subsidiary. The Company filed its responsive pleadings and a motion for summary judgment against PVWC. PVWC filed a motion to amend its complaint to delete certain causes of action but to add an alter ego claim. The Company continues to try to work with the parties to settle this matter; however, no settlement agreement has been reached.

Item 4.    Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Since August 2, 1995, the Company’s Class A Common Stock has been quoted on the Over-the-Counter (OTC) Electronic Bulletin Board under the symbol “ONSE.” The following table sets forth the high and low bid prices per share of the Company’s Class A Common Stock for the prior two fiscal years by quarters.

Quarter Ended	High	Low
September 30, 2000	$0.2188	$0.0625
December 31, 2000	$0.2188	$0.0625
March 31, 2001	$0.1875	$0.0625
June 30, 2001	$0.3800	$0.1300
September 30, 2001	$0.1900	$0.1000
December 31, 2001	$0.1500	$0.0700
March 31, 2002	$0.1400	$0.0500
June 30, 2002	$0.2000	$0.0500

The high and low market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of October 7, 2002, there were approximately 244 holders of record of the Company’s Class A Common Stock.

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

Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company’s Class A Common Stock as a class are entitled to elect the remaining directors. Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar Industries and the Company, Westar Industries agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company’s permission via the majority vote of the directors of the Company’s Board of Directors who are not directors designated by Westar Industries or affiliates of Westar Industries. However, if, at any time, Westar Industries exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar Industries designated directors. Westar Industries has not exercised its rights as of October 8, 2002.

Item 6.    Management’s Discussion and Analysis

When used in this discussion and the financial statements that follow, the words “expect(s),” “feel(s),” “believe(s),” “will,” “may,” “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers also are urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors that affect the Company’s business, including the discussion under Item 1. Description of Business, as well as the Company’s periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the SEC.

As discussed in Item 1. Description of Business, the Company acquired OES, OMS, LTS and SO Corporation during the fiscal year 1998, REEP Onsite and ERSI Onsite during the fiscal year 1999, and activated ENG in fiscal year 2002. During the fiscal years 2000 through 2002, the Company sold LTS, and sold the assets of OMS and OES. In addition, in June 2000, the Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation and ceased the operations of REEP Onsite and ERSI Onsite. Finally, in September 2002 the Company decided to wind-down or sell the assets of ENG. To accurately depict the change in operations, liquidity and capital resources, the Company has given a consolidated comparative and also a comparative that removes the impact of its newly acquired and/or divested subsidiaries.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the newly added/created subsidiaries. As a result, the Company has experienced substantial reductions in revenues, cost of sales, and selling, general and administrative expenses. The Company has reduced its operations to its core business of being a regional ESCO.

Results of Operations.

Revenues.    Revenues increased in the fiscal year ended June 30, 2002, to $12,136,000 from $11,598,000 in the fiscal year ended June 30, 2001, an increase of $538,000 or 5 percent. This increase is primarily attributable to increases in energy efficiency project activity in its West Coast operations. Revenues from the Company’s operations in California increased by $819,000 or 27 percent for the fiscal year ended June 30, 2002. This increase was attributable to the Company’s focus on its Western U.S. operations, primarily in the food processing industry.

Gross Margin.    Gross margin for the fiscal year ended June 30, 2002 was 32 percent of revenues compared to 38 percent in fiscal year 2001. The decrease in gross margin rates was attributable primarily to one major project that was completed in the fourth quarter of fiscal year 2002. This project, which accounted for 19 percent of total revenues, was bid and completed at profit margins that were lower than the Company’s historical profit margins. Increases in revenue mix toward project incentive revenues, however, provided for significantly higher margins than the Company’s project installation activities. As a result of the mix in margins and competitive nature of energy projects business, the gross margin for any given period can fluctuate significantly and is not necessarily indicative of a trend.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $3,769,000 or 31 percent of revenues in the fiscal year ended June 30, 2002, compared to $3,231,000 or 28 percent of revenues in fiscal year 2001. The increase was primarily due to increases in business development costs associated with the ENG and the energy projects business. The Company plans to continue its measures as described herein to minimize these costs.

Other.    During fiscal year 2002, the Company recovered an additional $74,000 from bad debt reserves recorded in fiscal year 2000. The recovery was in connection with loans to SYCOM Corporation and its affiliates, and loans related to sale of LTS. During fiscal year 2001, the Company recovered $108,000 from reserves recorded on these loans in prior years. The Company’s policy to date has been to carry these loans at the estimated values of the assets that collateralize these loans. In the case of SYCOM Corporation, this amount is $600,000, collateralized by certain projects, and $70,000, which is collateralized by the Company’s Class A Common Stock owned by SYCOM LLC. In the case of LTS, the collateralized value is $0. The write-down of the SYCOM Corporation loan was the primary component of the bad debt expense for fiscal year 2000 and amounted to $2,518,000. Due to a decrease in the value of the Company’s stock recently, the Company determined that the portion of the SYCOM note that was collateralized by the Company’s Class A Common Stock had been impaired. As a result, the Company took an $80,000 charge to earnings during fiscal year 2002.

Depreciation expense was $30,000 for the fiscal year ended June 30, 2002, compared to $25,000 as of June 30, 2001.

Compensation under variable incentive stock option plan was a benefit of $96,000 for the year ended June 30, 2002, compared to an expense of $118,000 for the same period in the prior year. In accordance with APB No. 25, certain re-priced stock options have been accounted for as a variable stock option plan. Factors that affect the amount of expense to be recognized include the number of re-priced vested options, and the change in the market value of the Company’s stock. During the year ended June 30, 2002, the price of the Company’s stock decreased by approximately $0.12 compared to an increase of $0.10 for the year ended June 30, 2001. The decrease was also attributable to exercise of options subject to variable accounting in August 2001 by certain executives.

Gain on extinguishment of debt was $162,000 for the fiscal year ended June 30, 2002, compared to $678,000 for the year ended June 30, 2001. The decrease resulted from a reduction in the average value negotiated for debt settlements at less than face value. The Company continues to aggressively pursue opportunities to settle past due debt with trade creditors for less than face value.

Income from Operations.    Net income from operations in fiscal 2002 was $99,000, a decrease of $1,528,000 from the prior year’s income of $1,627,000. As discussed more fully above, the decrease was mainly attributable to three factors: 1) a reduction gross margin rates caused by an aggressively priced energy efficiency project; 2) increases in S,G&A expenses associated with increased business development costs; and 3) decreases in gains on extinguishment of debt discussed above.

Income from Discontinued Operations.    Income from discontinued operations was $156,000 and $30,000 for the year ended June 30, 2002, and 2001, respectively. This result was in connection with the sale of substantially all of the assets of OES, which occurred in December 2001. Further details of the sale are discussed in Note 4 of the financial statements contained herein.

Net Income.    As a result of lower income from operations, net income for the year ended June 30, 2002, was $255,000 compared to net income of $1,657,000 for fiscal year ended June 30, 2001, a decrease of $1,402,000. This resulted in fully diluted net income per share of $0.01, compared to income per share for fiscal year 2001 of $0.06.

Liquidity and Capital Resources.

Working capital was a negative $5,531,000 as of June 30, 2002, compared to a negative $5,619,000 as of June 30, 2001, an improvement in negative working capital of $88,000.

Cash flows provided by operating activities for the year ended June 30, 2002, were negative $141,000, compared to positive $230,000 provided by operating activities for the year ended June 30, 2001. This result was primarily due to lower net income generated for fiscal year ended June 30, 2002, plus continued reductions of past due trade debt. These usages of cash were partially off-set by cash generated from reductions in accounts receivable and increases in the shared utility incentive payments otherwise payable to customers.

Cash flows used in investing activities for the fiscal year ended June 30, 2002, were $46,000 compared to $149,000 in cash flows provided by investing activities for the fiscal year ended June 30, 2001. This change was primarily due to the repayments of loans to stockholders of $181,000 in 2001 compared to loans made to shareholders of $98,000 in 2002.

Cash flows provided by financing activities was $82,000 in the fiscal year ending June 30, 2002, compared to cash used in financing activities of $492,000 for fiscal year 2001. The change was due to a decline in repayments on notes payable.

The Company achieved net income of $255,000 and $1,657,000 for the years ended June 30, 2002, and 2001 respectively, but still suffers from losses incurred for the two fiscal years ended June 30, 2000, and 1999, which were $6,637,000 and $6,477,000, respectively. The return to profitability has improved the Company’s negative working capital from $7,704,000 at June 30, 2000, to $5,531,000 at June 30, 2002. The Company’s stockholders’ deficit also improved from $8,314,000 at June 30, 2000, to $5,207,000 at June 30, 2002. During the years ended June 30, 2000, through June 30, 2002, the Company took steps to mitigate the losses and enhance its future viability. In addition, during the fiscal year 2000, the Company privately placed shares of newly created Series E Stock to existing stockholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company’s Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation. The key steps taken during the fiscal year ended June 30, 2000, included the sale of LTS and the assets of OMS, termination of its Sale and Noncompetition Agreement with SYCOM Corporation, and the terminated operations of REEP Onsite and ERSI Onsite. Further steps taken in the years ended June 30, 2002, and 2001, included negotiated reductions of trade debt and the sale or financing of cash flow entitlements under utility incentive contracts owned by the Company. During the past 30 months ended June 30, 2002, management has continually focused on minimizing operating costs. More recently, on September 30, 2002, the Company decided to wind-down or sell the operations of ENG. As part of this process, the Company and ENG executed a letter of intent with an unrelated third party for the purchase and sale of a majority of ENG’s assets. Completion of the sale to the third party is contingent upon the execution of a definitive agreement and completion of due diligence. Management plans to cease solicitation of new ENG contracts and complete the remaining backlog of outstanding ENG consulting contracts. Lastly, during the three months ended September 30, 2002, the Company, as part of its ongoing efforts to settle past due trade debts, settled two matters with trade creditors as more fully discussed in Item 3. Legal Proceedings. These settlements enabled the Company to reduce its trade debt by reducing the total amounts payable to the creditors and allowing the Company to make payments of the compromised amounts over time, thus improving the Company’s working capital position. As a result, the Company is continuing in its efforts toward improving its financial position. Management believes that continuing efforts to minimize cost as well as actions to sell or finance its remaining cash flow entitlements will improve the Company’s ability to continue as a going concern.

Although the Company has continued to operate and improve its financial position since June 2000, the Company will have to continue to produce operating profits, keep its trade creditors from disrupting operations, settle past debt and liquidate energy efficiency project assets to become financially healthy. Significant risk still exists regarding the future financial viability of the Company. Additional financing through the sale of securities may have an ownership dilution effect on existing stockholders.

Seasonality and Inflation.    Management does not believe that the business of the Company is affected by seasonality or inflation.

Industry.    As described in detail in Item 1. Description of Business, the deregulation of the electric utility industry in California and throughout the U.S. has created a constantly changing environment for electric power generation and energy services. This has and will continue to provide opportunities for the Company to expand the scope of services. The Company continues to supply energy information services to provide customers with real-time information on energy consumption, which allows them to participate in opportunities created by the deregulated energy market place.

Foreign Operations.    On April 8, 1998, the Company formed Onsite Energy de Panama, S.A. This Panamanian corporation was formed in order to facilitate the acquisition and development of potential projects in Panama and Latin America. There was no operating activity through the fiscal year ended June 30, 2002.

Critical Accounting Policies and Estimates. Part II, Item 6. Management’s Discussion and Analysis and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements as well as revenues and expenses during the reported periods.

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

In addition to the installation of energy savings measures at a customer site, the Company is generally engaged to provide measurement and verification (“M&V”) services of actual savings as compared to expected or estimated savings identified in the engineering or pre-implementation stages of the contract. This service typically is performed on behalf of the customer for the purpose of collecting utility incentive funds associated with energy savings achieved from the energy saving measures. The utility incentive funds collected are either retained by the customer, retained by the Company, or shared between the parties. The Company also performs M&V as a separate service for which it is compensated as services are rendered. Revenue related to the M&V services are recognized as the services are performed. Revenue arising from the Company’s share of utility incentive payments is recognized in the period that actual savings are achieved.

Impact of Recently Issued Standards.    In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on the Company’s financial position or, results of operations or cash flows.

On June 30, 2001, the FASB approved the issuance of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The adoption of SFAS Nos. 141 and 142 has not had a material effect on the Company’s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 as of July 1, 2001. The adoption of SFAS No. 144 has not had a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” before they can be classified as extraordinary in the income statement. Those companies that use debt extinguishments as a part of their risk management strategy are required to classify the gain or loss from extinguishments of debt as a part of operating income in the income statement. The Company has adopted SFAS No. 145 during the fiscal year ended June 30, 2002, and has reclassified its gains from the extinguishments of debt as a part of operating income as of June 30, 2002, and 2001.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

Item 7.    Financial Statements.

The Company’s consolidated financial statements are attached as pages F-1 through F-28.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 15, 2001, and as previously reported in a Current Report on Form 8-K for October 15, 2001, and filed with the SEC on October 19, 2001 (the “Form 8-K”), the Company engaged the accounting firm of Swenson Advisors, LLP (Swenson), as the Company’s independent certifying accountants for the remainder of fiscal year ending June 30, 2002. On October 15, 2001, the Company notified Hein + Associates LLP (Hein) of its dismissal. Hein had served as the Company’s independent accountants since July 1995. The Board of Directors reserves the right each year to seek competitive bids for the Company’s annual audit in a continuing effort by both the Board and management to look for ways to reduce costs. As a result, the Board sought competitive bids for the fiscal year 2002 audit, and based on a review of several accounting firms, selected Swenson, which has public company auditing experience. The Company’s engagement of Swenson to replace Hein was recommended by the Audit Committee and approved by the Board of Directors.

During the two fiscal years ended June 30, 2000, and June 30, 2001, and through the subsequent interim period ended October 15, 2001, to the best of the Company’s knowledge there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein would have caused Hein to make reference in connection with its report on the financial statements of the Company for such years. Hein reports on the financial statements as of and for the years ended June 30, 2000, and June 30, 2001, contained no adverse opinions or disclaimers of opinion and were not modified or qualified as to audit scope or accounting principles, but did contain modifications as to the Company’s ability to continue as a going concern.

Prior to engaging Swenson, the Company consulted with Swenson as to its qualifications, experience and ability to audit the Company’s financial statements. The Company and Swenson did not have any substantive discussions regarding the application of accounting principles to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements and there are no reports nor written or oral advice provided by the new accountants, other than the expected costs of audits and accounting services and the accountants’ experience, provided in deciding to retain Swenson. Further, during the two fiscal years ended June 30, 2000, and June 30, 2001, and through the subsequent interim period ended October 15, 2001, in accordance with Rule 304 (a)(1)(iv) of Regulation S-B, promulgated by the SEC, and in conjunction with the audit of the Company’s financial statements for the fiscal years ended June 30, 2000 and 2001, there were no reportable events.

Prior to changing auditors, Hein did not express a difference of opinion regarding any events listed in Item 304(a)(2)(ii)(A) through (D) of Regulation S-B. At the time of the filing of the Form 8-K, Swenson was expected to audit the Company’s financial statements as of and for the period ended June 30, 2002. Prior to filing with the SEC, the Company provided a copy of the Form 8-K, as later filed, to both Hein and Swenson, requesting in the case of Hein that it provide the Company with a letter addressed to the SEC stating whether it agrees with the statements made therein by the Company in response to Item 304(a) of Regulation S-B. The Company requested that Hein review that filing, and indicated that the Company would file any letter with the SEC submitted by Hein that contained any new information, any clarification of the Company’s expression of its views herein or the respects in which Hein did not agree with the statements made by the Company in such Form 8-K in response to Item 304(a) of Regulation S-B.

On November 1, 2001, the Company filed a Form 8-K/A, to amend its original Form 8-K to include a letter dated October 30, 2001, from Hein to the SEC. In its letter to the SEC, Hein agreed with the Company’s statement included under Item 4 of Onsite’s Form 8-K except that Hein’s letter indicated the following:

1.  In May 2001, the Company proposed changing its accounting method currently in use to account for costs related to certain long-term contracts. At the Company’s request, Hein analyzed the proposed change, including prior comments and guidance received from the staff of the SEC, and verbally reported that Hein would not be in a position at that time to issue a preferability letter as to such change. Hein believed that the issue was therefore resolved. However, in early September 2001, prior to the release of Hein’s report, the Company informed Hein that the Company had initiated a conference call with the SEC staff to discuss the proposed accounting change. Hein participated in that call, and while the SEC staff did not reach a conclusion, Hein believed that they expressed doubt as to the Company’s ability to be able to satisfy both Hein and the SEC staff as to the preferability of the proposed change. Hein is unaware of the Company’s current position on such change.

2.  Hein is not in a position to agree or disagree with the Company’s statement that the change in principal accountants was recommended by the Audit Committee and approved by the Board of Directors.

3.  Hein is not in a position to agree or disagree with the Company’s statement that Swenson was not engaged regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company’s financial statements.

In its filed Form 8-K/A, the Company responded to the items addressed in Hein’s October 30, 2001, letter to the SEC as follows:

1.  During the two fiscal years ended June 30, 2000, and June 30, 2001, and through the subsequent interim period ended October 15, 2001, to the best of the Company’s knowledge, there were no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein would have caused that firm to make reference in connection with its report on the financial statements of the Company for such years. The Company, as part of its ongoing policies, continually works to improve the quality of its financial statements. Accordingly, the Company, while not having made any changes to its accounting methods, has been evaluating alternative accounting methods to improve the quality of financial presentation in connection with its long-term energy efficiency contracts. The Company held discussions with both Hein and the staff of the SEC prior to October 15, 2001, regarding these alternative accounting methods. The Company did not discuss these matters with Swenson prior to October 15, 2001. The Company plans to continue its research into this matter. When, if at all, the Company changes its accounting methods regarding its long-term energy efficiency contracts, the change will be accordance with Generally Accepted Accounting Principles, and will have the concurrence of the Company’s independent auditors and the staff of the SEC.

2.  The Company reiterates that the engagement of Swenson and the dismissal of Hein were recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

3.  The Company did not engage in any discussions with Swenson regarding the application of accounting principles to any specific accounting transaction or type of audit opinion that might be rendered on the Company’s financial statements prior to October 15, 2001.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act.

The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 120 days from fiscal year end.

Item 10.    Executive Compensation.

The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 120 days from fiscal year end.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 120 days from fiscal year end.

Item 12.    Certain Relationships and Related Transactions.

The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the SEC within 120 days from fiscal year end.

PART IV

Item 13.    Exhibits and Reports on Form 8-K.

a)  Exhibit

2.1	The Amended and Restated Agreement and Plan of Reorganization by and between Western Energy Management, Inc. and Onsite Energy, as amended [1]

3.1	Certificate of Incorporation[1]

3.2	Form of Bylaws[1]

10.1	1993 Stock Option Plan[1]

10.2	Form of Employment Agreement between Onsite Energy Corporation and Richard T. Sperberg[1]

10.3	Form of Employment Agreement between Onsite Energy Corporation and William M. Gary III[1]

10.4	Form of Employment Agreement between Onsite Energy Corporation and Frank J. Mazanec[1]

10.5	Form of Employment Agreement between Onsite Energy Corporation and Hector A. Esquer[1]

10.11	Energy Services Agreement (between Western Energy Management, Inc. and Tustin Unified School District dated October 1992)[1]

10.29	Television City Cogen L.P. Energy Services Agreement (between Onsite Energy and CBS Operations & Engineering, a division of CBS Inc., dated 5/20/87)[1]

10.32	A. Extension and Amendment to Agreement for $2,000,000 Note dated 9/27/93 (between Television City Cogen, L.P. and Shawmut Bank N.A.)[1]

B. Amended and Restated Term Loan for $2,000,000 dated 9/27/93 (between Television City Cogen, L.P. and Shawmut Bank, N.A.)[1]

10.46	EUA/Onsite, L.P., and Santa Ana Unified School District, as amended[1]

10.47	EUA/Onsite, L.P., and Chino Unified School District, as amended[1]

10.48	Energy Services Agreement between Western Energy Management, Inc., and R. E. Thomason General Hospital[1]

10.50	Agreement between Onsite Energy and EUA Cogenex Corporation[2]

10.51	Agreement for the Sale and Purchase of Stock (to acquire Lanikai Lighting, Inc.)[2]

10.52	Debt Conversion and Preferred Stock Purchase Agreement[2]

10.53	Settlement Agreement and Release with George T. McLaughlin, dated July 21, 1995[3]

10.54	Master Energy Efficiency Services Agreement between Onsite and Hercules Incorporated, predecessor-in-interest to Alliant Techsystems Inc., dated February 8, 1995[3]

10.55	Master Energy Efficiency Services Agreement between Onsite and IHC Hospitals, Inc., dated February 28, 1995[3]

10.56	Master Energy Efficiency Services Agreement between Onsite and First Security Bank of Utah, N.A., dated February 17, 1995[3]

10.57	Master Energy Efficiency Services Agreement between Onsite and Utah National Guard, dated December 30, 1994[3]

10.58	Master Energy Efficiency Services Agreement between Onsite and The Boyer Company, dated August 18, 1995[3]

10.59
Southern California Edison Company Demand Side Management Bidding Pilot Industrial & Large Commercial Energy Efficiency Agreement between Onsite and Southern California Edison Company, dated May 4, 1994[3]

10.60
Southern California Edison Company Demand Side Management Bidding Pilot Industrial & Large Commercial Energy Efficiency Agreement between KENETECH Energy Management, Inc., and Southern California Edison Company, dated May 4, 1994, acquired by Onsite on June 20, 1995[3]

10.61	Energy Service Agreement between Onsite and Ford Motor Company, dated August 2, 1995[3]

10.62	Standard Energy Savings Agreement between Onsite and Public Service Electric and Gas Company, dated July 21, 1995[3]

10.63	Purchase Order No. B11 PO95 470871, from Ford Motor Company to Onsite, dated August 30, 1995[3]

10.64	Conservation Purchase Agreement with Puget Sound Power & Light Company, dated June 21, 1994[3]

10.65	Peak Load Reduction Agreement with Nevada Power Company, dated May 31, 1994[3]

10.66	Agreement to Accept Proceeds from Sale of Stock for Services Rendered, dated January 30, 1995[3]

10.67	Purchase Order No. 7-6R0212 to Onsite from Hughes Aircraft Company, dated October 20, 1995[4]

10.68	Purchase Order No. 7-6R0213 to Onsite from Hughes Aircraft Company, dated October 20, 1995[4]

10.69	Engineering, Procurement and Construction Agreement between Onsite and Parke Industries, Inc., dated November 21, 1995[4]

10.70	Engineering, Procurement and Construction Agreement between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995[4]

10.71	Master Lease Agreement between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995[4]

10.72	Master Lease Agreement, Supplemental Terms, between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995[4]

10.73	Equipment Schedule No. 1 to Master Lease Agreement, between Onsite and General Motors Corporation, Truck & Bus Division, dated December 20, 1995[4]

10.74	Financing Agreement, Agreement for Purchase and Sale of Equipment and Assignment of Rights between Onsite and ChiCorp Financial Services, Inc., dated December 1995 [4]

10.76	Engineering, Procurement and Construction Agreement between Onsite and Geissenberger Manufacturing Corp. dba The Robert Group, dated January 11, 1996 [4]

10.77	Master Engineering, Procurement and Construction Agreement between Onsite and Ram Air Engineering, dated September 30, 1995 [4]

10.78	Acquisition and Release Agreement for Lanikai Lighting, Inc. among Joel Hemington, Tom Halvorsen, Onsite and Lanikai Lighting, Inc., dated February 20, 1996 [5]

10.79	Contract Change Order No. 1 [Amendment No. 1] to Engineering, Procurement and Construction Agreement between Onsite and General Motors Corporation, Truck & Bus Division, dated March 1, 1996 [5]

10.80	Amendment No. 1 dated March 1, 1996, to Equipment Schedule No. 1 to Master Lease Agreement, between Onsite and General Motors Corporation, Truck & Bus Division, dated March 1, 1996 [5]

10.81	Pacific Gas & Electric Company Demand Side Management Agreement between Onsite and Pacific Gas & Electric Company, dated March 5, 1996 [5]

10.82	Purchase and Assignment Agreement between Onsite and KENETECH Energy Management, Inc., dated March 20, 1996 [5]

10.83	Operation and Maintenance Agreement between Onsite and El Paso County Hospital District dated June 1996 (executed March 1, 1996) [5]

10.84	Master Energy Efficiency Services Agreement between Onsite and West Covina Unified School District, dated June 3, 1996 [6]

10.85	Financing Agreement, Agreement for Purchase and Sale of Equipment and Assignment of Rights between Onsite and ChiCorp Financial Services, Inc., dated June 3, 1996 [6]

10.86	A. Master Energy Efficiency Services Agreement between Onsite and California State University, Fresno, dated June 28, 1996 [6]

10.86
B.     Energy Services Agreement No. 97-031 A, dated January 27, 1997, between Onsite Energy Corporation and State of Washington, Department of General Administration, Energy Conservation Services, Northern State Multi-Service Center, Sedro Woolley, Washington [7]

A. Energy Services Agreement Amendment No. 1 dated July 14, 1997

B. Energy Services Agreement Amendment No. 2 dated August 4, 1997

10.88	Performance Based Energy Savings Agreement dated March 31, 1998, between Onsite Energy Corporation and Unified School District No. 500, Wyandotte County, Kansas [8]

10.89	Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and Lighting Technology Services, Inc., dated as of March 31, 1998 [8]

10.90	Engineering, Procurement and Construction Agreement between Onsite Energy Corporation and The Fagan Company, dated as of March 31, 1998 [8]

10.91	Performance Based Energy Savings Agreement dated March 3, 1998, between Onsite Business Services, Inc. and the City of Anthony, Kansas [9]

10.92	Master Energy Efficiency Services Agreement dated November 22, 1999, between Onsite Energy Corporation and City of San Diego, California [10]

10.93	Second Amendment to Master Energy Efficiency Services Agreement executed June 8, 2001, between Onsite Energy Corporation and City of San Diego, California [10]

21	Subsidiaries of the Registrant

23.1	Consent of Hein + Associates LLP

23.2	Consent of Swenson Advisors, LLP

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

[1]	Previously filed as exhibits to the Company’s Registration Statement, Form S-4, Registration No. 33-66010, filed with the Securities and Exchange Commission on December 20, 1993.
[2]	Previously filed as exhibits to the Company’s Form 10-KSB, as amended and restated on July 19, 1995.
[3]	Previously filed as exhibits to the Company’s Form 10-KSB, as filed for the year ended June 30, 1995.
[4]	Previously filed as exhibits to the Company’s Form 10-QSB, as filed for the quarter ended December 31, 1995.
[5]	Previously filed as exhibits to the Company’s Form 10-QSB, as filed for the quarter ended March 31, 1996.
[6]	Previously filed as exhibits to the Company’s Form 10-KSB, as filed for the year ended June 30, 1996.
[7]	Previously filed as exhibits to the Company’s Form 10-KSB, as filed for the year ended June 30, 1997.
[8]	Previously filed as exhibits to the Company’s Form 10-QSB, as filed for the quarter ended March 31, 1998.
[9]	Previously filed as exhibits to the Company’s Form 10-KSB, for year ended June 30, 1998, as amended and restated on June 4, 1999.
[10]	Previously filed as exhibits to Onsite’s Form 10-KSB, for year ended June 30, 2001.

b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2002	By:	/s/ RICHARD T. SPERBERG
Richard T. Sperberg Chief Executive Officer Principal Executive Officer

Date: October 14, 2002	By:	/s/ PAUL E. BLEVINS
Paul E. Blevins Chief Financial Officer Principal Financial and Accounting Officer

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ONSITE ENERGY CORPORATION

Date: October 14, 2002	By:	/s/ CHARLES C. MCGETTIGAN
Charles C. McGettigan Chairman of the Board

Date: October 14, 2002	By:	/s/ RICHARD T. SPERBERG
Richard T. Sperberg Chief Executive Officer, President and Director

Date: October 14, 2002	By:	/s/ H. TATE HOLT
H. Tate Holt Director

Date: October 14, 2002	By:	/s/ FRANK J. MAZANEC
Frank J. Mazanec Senior Vice President and Director

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Onsite Energy Corporation

We have audited the accompanying consolidated balance sheet of Onsite Energy Corporation (a Delaware corporation), and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Onsite Energy Corporation as of June 30, 2001 were audited by other auditors whose report dated August 7, 2001, and included in this Form 10-KSB, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onsite Energy Corporation and subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has historically reported significant net losses and negative working capital and serious liquidity concerns. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company may not be able to acquire adequate funding for its continued operations. The consolidated financial statements do not include any adjustments as to the recoverability and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

/s/    SWENSON ADVISORS, LLP
SWENSON ADVISORS, LLP
Certified Public Accountants

San Diego, California
September 24, 2002

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
Onsite Energy Corporation
Carlsbad, California

We have audited the accompanying consolidated balance sheet of Onsite Energy Corporation and subsidiaries (the “Company”) as of June 30, 2001 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onsite Energy Corporation and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN + ASSOCIATES LLP
Hein + Associates LLP
Certified Public Accountants

Orange, California
August 7, 2001

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except per share amounts)

	As of
	June 30, 2002	June 30, 2001
ASSETS
Current Assets:
Cash	$8	$113
Cash-restricted	20	75
Accounts receivable, net	1,028	1,947
Deferred project costs	144	234
Costs and estimated earnings in excess of billings on uncompleted contracts	154	5
Other assets	193	27

TOTAL CURRENT ASSETS	1,547	2,401
Property and equipment, net	64	220
Note receivable	600	600
Other assets	96	36

TOTAL ASSETS	$2,307	$3,257

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes payable, current portion	$362	$265
Accrued expenses and other liabilities	2,777	2,474
Capitalized lease obligation, current portion	—	171
Liabilities in excess of assets held in discontinued operation	2,415	3,139
Accounts payable	1,524	1,693
Billings in excess of costs and estimated earnings on uncompleted contracts	—	278

TOTAL CURRENT LIABILITIES	7,078	8,020
Long-Term Liabilities:
Notes payable, less current portion	77	—
Deferred income	359	731

TOTAL LIABILITIES	7,514	8,751

Stockholders’ Deficit:
Preferred Stock, Series C, $.001 par value, 742 shares authorized, 649 issued and outstanding as of June 30, 2002 and 2001 (aggregate $3,245 liquidation preference)	1	1
Preferred Stock, Series D, $.001 par value, 158 shares authorized, none issued outstanding as of June 30, 2002 and 2001	—	—
Preferred Stock, Series E, $.001 par value, 50 shares authorized, issued and outstanding, as of June 30, 2002 and 2001 (aggregate $1,000 liquidation preference)	—	—

Common Stock, $.001 par value, 40,000 shares authorized as of June 30, 2002, and 2001:
Class A common stock, 37,999 shares authorized, 21,736 issued and outstanding as of June 30, 2002, and 37,999 shares authorized, 20,439 issued and outstanding as of June 30, 2001	22	20
Class B common stock, 1,000 shares authorized, none issued and outstanding as of June 30, 2002 and 2001	—	—
Additional paid-in capital	28,004	27,956
Notes receivable—stockholders	(70)	(150)
Loan receivable from officers	(98)	—
Accumulated deficit	(33,066)	(33,321)

TOTAL STOCKHOLDERS’ DEFICIT	(5,207)	(5,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,307	$3,257

The accompanying notes are an integral part of these consolidated financial statements.

ONSITE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share amounts)

	Year Ended June 30,
	2002	2001
Revenues	$10,236	$10,124
Project incentive revenue	1,900	1,474

Total revenues	12,136	11,598
Cost of revenues	8,260	7,240

Gross profit	3,876	4,358
Selling, general and administrative expenses	3,769	3,231
Depreciation and amortization expense	30	25
Compensation expense (benefit) under variable incentive stock option plan	(96)	118
Gain on extinguishment of debt	(162)	(678)

Operating income	335	1,662

Other income (expense):
Interest expense, net	(136)	(91)
Impairment of note receivable—stockholders	(80)	—
Other income	3	94

Total other income (expense)	(213)	3

Income before provision for income taxes and discontinued operation	122	1,665
Provision for income taxes	23	38

Net income from operations	99	1,627
Discontinued operations:
Income from discontinued operations	156	30

Net income	$255	$1,657

Basic earnings (loss) per common share
Income (loss) from operations	$(0.010)	$0.07
Income from discontinued operations	$0.007	$—

Net income (loss)	$(0.003)	$0.07

Diluted earnings (loss) per common share
Income (loss) from operations	$(0.010)	$0.06
Income from discontinued operations	$0.007	$—

Net income (loss)	$(0.003)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT
(Amounts in thousands except per share amounts)

	Preferred Stock						Common Stock
	Series C		Series D		Series E		Class A		Additional Paid-In Capital	Notes Receivable Shareholders	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, June 30, 2000	649	$1	—	$—	50	$—	18,069	$18	$27,395	$(750)	$(34,978)	$(8,314)
Exercise of stock options							184	—	18			18
Common stock issued to Onsite 401k plan							1,242	1	150			151
Common stock issued for services							994	1	285			286
Gain recognized on retirement of stock							(50)	—	(10)			(10)
Compensation expense recognized for variable stock option plan									118			118
Repurchase of common stock issued in lieu of compensation												—
Reclassification of loans not secured by common stock										600		600
Net income											1,657	1,657

Balances, June 30, 2001	649	1	—	—	50	—	20,439	20	27,956	(150)	(33,321)	(5,494)
Exercise of stock options							1,000	2	97	(98)		1
Common stock issued to Onsite 401k plan							297	—	47			47
Compensation benefit recognized for variable stock option plan									(96)			(96)
Impairment adjustment for note receivable secured by common stock										80		80
Net Income											255	255

Balances, June 30, 2002	649	$1	—	$—	50	$—	21,736	$22	$28,004	$(168)	$(33,066)	$(5,207)

The accompanying notes are an integral part of these financial statements.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands except per share amounts)

	Year Ended June 30,
	2002	2001
Cash flows from operating activities:
Net Income	$255	$1,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of assets	(68)	(60)
Provision for bad debts	—	(108)
Depreciation and amortization	138	263
Impairment of note receivable-shareholder	80	—
Compensation expense (benefit) recognized upon repricing of stock options	(96)	118
Gain on extinguishment of debt	(214)	(678)
Gain recognized on retirement of stock	—	(10)
(Increase) decrease:
Accounts receivable	924	(1,142)
Costs and estimated earnings in excess of billings on uncompleted contracts	(240)	15
Other assets	(223)	(32)
Capitalized project costs	96	(111)
Cash-restricted	356	(378)
Increase (decrease):
Accounts payable	(975)	(168)
Billings in excess of costs and estimated earnings on uncompleted contracts	(220)	(183)
Accrued expenses and other liabilities	398	1,299
Deferred income	(352)	(252)

Net cash provided by (used in) operating activities	(141)	230

Cash flows from investing activities:
Purchases of property and equipment	(33)	(32)
Repayments from loans to stockholders	—	181
Proceeds loaned to stockholders	(98)	—
Proceeds from sale of discontinued operation	85	—

Net cash provided by (used in) investing activities	(46)	149

Cash flows from financing activities:
Proceeds from exercise and issuance of common stock	147	120
Proceeds from notes payable	27	136
Repayment of notes payable	(92)	(748)

Net cash (used in) financing activities	82	(492)

Net decrease in cash	(105)	(113)
Cash, beginning of period	113	226

Cash, end of period	$8	$113

Supplemental disclosures of non-cash transactions:
Payment of accrued liabilities with common stock	$—	$335

Supplemental disclosures of cash transactions:
Interest paid	$148	$19

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Operations:

Onsite Energy Corporation (the “Company”) is an energy efficiency services company (“ESCO”) that develops, designs, constructs, owns and operates comprehensive energy efficiency and on-site generation projects and assists customers in reducing the cost of purchased electricity and fuel. The Company also offers bill auditing, tariff analysis, transmission and distribution analysis and upgrade and aggregation services. It is the Company’s mission to help customers save money through independent energy solutions.

The Company, through its wholly-owned subsidiary Energy Nexus Group, Inc. (“ENG”), offers professional consulting services in the areas of market assessment, business strategies, public policy analysis, environmental studies and utility deregulation. ENG was established on July 1, 2001. As of September 2002, the Company has decided to wind-down the operations of ENG and plans to cease all operations by June 30, 2003.

The Company was formed pursuant to a reorganization between Western Energy Management, Inc., a Delaware corporation (“WEM”), and Onsite Energy, a California corporation, which was effective February 15, 1994. The Company dissolved this subsidiary in June 2002.

In October 1997, the Company acquired Westar Business Services, Inc., which was renamed Onsite Business Services, Inc., and subsequently changed its name to Onsite Energy Services, Inc. (“OES”) (see Note 4). OES provided industrial water services in the State of Kansas. In December 2001, the Company sold substantially all of the operating assets in OES. The sale effectively ceased all operations in the subsidiary for the Company. The Company dissolved this subsidiary in June 2002.

In February 1998, OES acquired the operating assets of Mid-States Armature Works, Inc., through a newly formed subsidiary, Onsite/Mid-States, Inc. (“OMS”) (see Note 4). OMS provided specialized medium and high voltage electrical fabrication, installation, maintenance and repair services to municipal utility customers and others, primarily in the states of Kansas, Nebraska, Missouri, Iowa and Oklahoma. OMS sold substantially all of its the assets to two former employees of OES in February 2000. The Company dissolved this subsidiary in June 2002.

On April 8, 1998, the Company formed Onsite Energy de Panama, S.A., a Panamanian corporation, to facilitate the acquisition of potential projects in Panama and Latin America. As of June 30, 2002, there has been no operating activity in this subsidiary. The Company dissolved this subsidiary in June 2002.

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC (“SYCOM LLC”), through a newly-formed subsidiary, SYCOM ONSITE Corporation (“SO Corporation”) (see Note 4). SYCOM LLC was also an ESCO with customers primarily on the East Coast of the United States. While SO Corporation continues to exist to meet commitment and servicing requirements of existing customers, its new business development activities have been discontinued.

Effective April 1, 1999, the Company formed REEP Onsite, Inc. (“REEP Onsite”) and ERSI Onsite, Inc. (“ERSI Onsite”), for the purpose of acquiring substantially all of the assets of REEP, Inc., in exchange for the assumption of certain liabilities (see Note 4). The acquired assets were allocated between REEP Onsite and ERSI Onsite. REEP Onsite provided residential energy services while ERSI Onsite was a commercial lighting contractor. Effective June 30, 2000, the Company ceased the operations of REEP Onsite and ERSI Onsite. The Company dissolved these subsidiaries in June 2002.

On July 1, 2001, the Company activated ENG to facilitate the Company’s continuing consulting services business. The Company owns 100 percent of ENG’s outstanding common stock. On July 1, 2001, the Company

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transferred all of its consulting business unit personnel and related consulting projects backlog to the new subsidiary. During the fiscal year ended June 30, 2002, the subsidiary generated $1,679,000 in consulting revenues and $168,000 in operating losses. As a result, the Company has decided as of September 30, 2002, to wind-down or sell the operations (see Note 18).

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101 “Revenue Recognition in Financial Statements.” SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company derives its revenues from three basic activities, installation of energy efficiency projects, monitoring and verification of energy efficiency projects, and energy efficiency management and consulting activities. In all three cases, the Company applies the rules set by SAB 101/101A by ensuring that properly executed energy services contracts, which define the price and terms of service, are executed between the Company and the customer prior to services being rendered, that revenue recognition policies for such services are in accordance with applicable accounting literature, and that customers have the ability to pay for services according to the terms of the services agreement. Specific policies regarding the revenue recognition of the Company’s three basic revenue sources follows below:

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

In addition to the installation of energy savings measures at a customer site, the Company is generally engaged to provide measurement and verification (“M&V”) services of actual savings as compared to expected, or estimated savings identified in the engineering, or pre-implementation stages of the contract. The services are typically used for the purpose of collecting utility incentive funds associated with energy savings achieved from the energy saving measures. The terms of the service are defined by an Energy Services Agreement (“ESA”) between the Company and the customer. Under the ESA, the utility incentive funds collected are either retained

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the customer, retained by the Company, or shared between the parties. The Company also performs outright M&V as a separate service for which it is compensated as services are rendered. Revenue related to the M&V services is recognized when services are performed. In instances where the M&V service revenue is derived from the Company’s share of utility incentive payments, the revenue is recognized on a straight-line basis over the period of the ESA.

Revenues for consulting, development, management, marketing and other similar services are recognized as the services are performed.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2002, and 2001, no cash equivalents were outstanding.

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

Earnings (Loss) Per Common and Common Equivalent Share

Basic earnings per share excludes dilution and is calculated by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Earnings (loss) per share calculations for the years ended June 30, 2002, and 2001 are as follows:

	Year Ended June 30,
	2002	2001
	(In thousands)
BASIC EARNINGS (LOSS)
Net income (loss)	$255	$1,657
Less: Preferred stock dividends	(324)	(324)

Net income/(loss) allocated to common shareholders	$(69)	$1,333

Weighted average number of common shares	21,653	19,605

Basic earnings (loss) per common share	$(0.003)	$0.07

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Year Ended June 30,
	2002	2001
DILUTED EARNINGS (LOSS)
Net income (loss) available to common shareholders	$(69)	$1,333
Preferred stock dividends*	—	324

Net income available to common shareholders plus assumed conversion	$(69)	$1,657

Weighted average number of common shares	21,653	19,605
Common stock equivalent shares representing assumed conversions of preferred stock*	—	8,245
Common stock equivalent shares representing shares issuable upon exercise of stock options*	—	1,010

Weighted average number of shares used in calculation of diluted earnings per common share	21,653	28,860

Diluted earnings per common share	$(0.003)	$0.06

*	Not included as effect would be anti-dilutive.

Impairment of Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 “Accounting for Stock-Based Compensation” (“FASB 123”), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB 123.

Impact of Recently Issued Standards

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets.” This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142, as necessary in fiscal year ending June 30, 2002. The adoption of SFAS No. 142 has not had a material effect on the Company’s financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company adopted SFAS No. 144 as of July 1, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. Those companies that use debt extinguishments as a part of their risk management strategy are required to classify the gain or loss from extinguishments of debt as a part of operating income in the income statement. The Company has adopted SFAS No. 145 during the fiscal year ended June 30, 2002, and has reclassified its gains from the extinguishments of debt as a part of operating income as of June 30, 2002, and 2001.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s consolidated financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, percentage of completion on long term contracts, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets and realizability of stockholders notes receivable. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is its demand value which is equal to its carrying value. The fair value of notes payable are based upon borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. As of June 30, 2001, the estimated fair values of notes payable approximate their carrying values.

Concentrations of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB No. 105, “Disclosure of Information about

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” the credit risk amounts shown in the Company’s accounts receivable balances do not take into account the value of any collateral or security.

Reclassification

Certain reclassifications have been made to the consolidated financial statements for the year ended June 30, 2001, to conform with the current year presentation. Such reclassifications had no effect on net income.

3.  Going Concern

The Company began the year ended June 30, 2001, with negative working capital of $7,704,000 and a stockholders’ deficit of $8,314,000 as of June 30, 2000. However, in the fiscal years ended June 30, 2002, and 2001, the Company achieved net income of $255,000 and $1,657,000, respectively. This helped to reduce the Company’s negative working capital position to $5,531,000 and stockholders’ deficit to $5,207,000 by June 30, 2002. Management plans to operate the Company so that it will continue to generate additional revenues and improve operating efficiencies through further additions of new projects, and by other means to continue profitable operations.

The following steps taken by the Company during the years ended June 30, 2001, and 2002, helped to return the Company to profitability, improve financial position and enhance its future viability.

During the fiscal year ended June 30, 2001, the Company privately placed shares of newly created Series E Convertible Preferred Stock (“Series E Stock”) to existing stockholders for $1,000,000. Concurrent with this private placement, members of senior management of the Company agreed to receive shares of the Company’s Class A Common Stock in lieu of a portion of their salary in an effort to reduce cash outflows related to compensation.

The Company has continued to close operations that were either producing financial losses or operating at marginal profitability levels. These operations were comprised of the following: In December 2001, Company sold all of the assets and discontinued operations of OES. In September 2002, the Company decided to wind-down or sell the operations of ENG. As part of this process, the Company and ENG executed a letter of intent with an unrelated third party for the purchase and sale of a majority of ENG’s assets. Completion of the sale to the third party is contingent upon the execution of a definitive agreement and completion of due diligence. Management plans to cease solicitation of new ENG contracts and complete the remaining backlog of outstanding ENG consulting contracts.

In addition to discontinuing non-performing operations, the Company is attempting to generate cash to fund operations and to retire existing debt through the sale of several energy projects in which the Company has significant cash flow interests. During fiscal year 2002, the revenue from such sales was $423,000.

All of the above actions have improved the Company’s ability to continue as a going concern by enabling it to focus on its core business of providing energy efficiency projects to customers in the Western United States. Future cash requirements depend on the Company’s profitability, its ability to manage working capital requirements and its rate of growth. Additional financing through the sale of securities may have an ownership dilution effect on existing stockholders.

The Company’s ability to continue as a going concern is dependent on its ability to obtain necessary working capital and continue profitable operations, neither of which can be assured. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

4.  Acquisitions/Dispositions

In December 2001, the Company sold substantially all of the operating assets in OES. The sale effectively ceased all operations in the subsidiary for the Company. The Company acquired OES in October 1997, which was previously named Onsite Business Services, Inc. and Westar Business Services, Inc. Since February 2000, OES focused primarily on providing industrial water services. This discontinued operation generated $69,000 in operating income for the year ended June 30, 2002. The Company recognized a gain of $68,000 from the sale of OES’s assets. The assets of OES were sold to an affiliated company of a stockholder for $125,000. This sale was accounted for in accordance with SFAS No. 144. The Company dissolved OES in June 2002.

Effective June 13, 1998, the Company acquired all of the outstanding common shares of LTS in exchange for 690,000 shares of the Company’s Class A Common Stock plus $500,000. Effective September 30, 1999, the Company sold 95 percent of its interest in LTS. The Company received the 690,000 shares of the Company’s Class A Common Stock that it had originally issued in connection with the acquisition of LTS as well as a 10 year non-interest bearing note for approximately $936,000, which may be repaid by LTS by providing lighting services to the Company. In addition, the note has been fully reserved due to uncertainty surrounding the collectibility of the note. Recoveries of this reserve were $80,000 in fiscal year 2001 and $74,000 in fiscal year 2002.

On June 30, 1998, the Company acquired all the assets and specific liabilities of SYCOM LLC through a newly-created subsidiary (SO Corporation) in exchange for 1,750,000 shares of the Company’s Class A Common Stock. In addition, under a Sale and Noncompetition Agreement, SO Corporation acquired the right to the services and expertise of all of the employees of SYCOM Corporation, and SYCOM Corporation and SYCOM Enterprises, L.P. (“SYCOM LP”), an affiliate of SYCOM LLC, agreed to certain non-compete provisions, in exchange for the right to receive 157,500 shares of Series D Convertible Preferred Stock (“Series D Stock”) that was convertible into 15,750,000 shares of the Company’s Class A Common Stock. The Company terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company retained the project assets purchased from SYCOM LLC as well as the projects developed over the past two years. Pursuant to the terms of a Stock Repurchase Agreement, the Company could repurchase the escrowed Series D Stock (including the Company’s Class A Common Stock into which the Series D Stock is convertible) for $0.001 per share. The Company exercised its rights under this Stock Repurchase Agreement and repurchased the Series D Stock in October 2000.

Effective April 1, 1999, the Company, through REEP Onsite and ERSI Onsite, acquired substantially all of the assets of REEP, Inc. in exchange for assumption of certain liabilities. Effective June 30, 2000, the Company ceased the operations of REEP Onsite and ERSI Onsite, and dissolved these entities in June 2002.

5.  Accounts Receivable

Accounts Receivable consisted of the following:

	2002	2001
	(In thousands)
Contracts receivable:
Completed contracts	$—	$345
Contracts in progress	—	454
Trade receivables	1,063	1,186
Less: Allowance for doubtful accounts	(35)	(38)

Total	$1,028	$1,947

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  Cost and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	2002	2001
	(In thousands)
Costs incurred	$2,084	$914
Estimated earnings	224	278

	2,308	1,192
Less: Billings to date	(2,154)	(1,465)

	$154	$(273)

Included in the accompanying consolidated balance sheet under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$154	$5
Billings in excess of costs and earnings on uncompleted contracts	—	(278)

	$154	$(273)

7.  Property and Equipment

Property and equipment consisted of:

	2002	2001	Estimated Useful Lives
	(In thousands)
Office furniture and equipment	$70	$49	5 to 7 years
Water treatment plants, under capital lease	—	432	life of lease
Equipment and tools	282	282	7 to 10 years
Leasehold improvements	20	20	5 to 20 years

	372	783
Less: Accumulated depreciation and amortization	(308)	(563)

	$64	$220

Depreciation and amortization expense amounted to $138,000 and $263,000 for the years ended June 30, 2002 and 2001, respectively. The costs of assets under capital leases is $0 and $432,000 with accumulated depreciation of $0 and $46,000 at June 30, 2002, and 2001, respectively.

8.  Note Receivable

In connection with the Sale and Noncompetition Agreement, the Company had agreed to make loans to SYCOM Corporation and SYCOM LP from time to time equal to their general and administrative expenses and debt service to third parties with interest at 9.75 percent per annum. The Company could require immediate repayment of such loans if certain earnings thresholds are not met. As a result of the termination of the Sale and Noncompetition Agreement, the advances were deemed to have been impaired and written down to its estimated realizable value of $670,000, which is the estimated value of underlying collateral. A portion of the note is secured by 1,750,000 outstanding shares of the Company’s Class A common stock, owned by SYCOM LLC, and is shown as a reduction to stockholders’ equity. The amounts classified as a reduction to stockholders’ equity

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were $70,000 and $150,000 for the fiscal years ended June 30, 2002, and 2001 respectively. The Company expensed $80,000 in the year ended June 30, 2002, due to a re-valuation to market of the Company’s Class A Common Stock. In accordance with SFAS No. 121, “Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of,” the remainder of the note, $600,000, is valued based on the net present value of future cashflows expected to be collected from an energy project on the East Coast in which the Company has a security interest. In September 2001, SYCOM LP filed a petition under Chapter 11 with the Bankruptcy Court. Management does not believe that the bankruptcy petition will have a material impact on the Company’s interest in the underlying collateral.

9.  Notes Payable

Notes payable consisted of the following:

	2002	2001
	(In thousands)
Notes payable, collateralized by utility incentive payments with interest ranging between 12% and 14%	$194	$265
Advances from officers (see Note 13)	$59	$—
Unsecured note with interest at 8%	$186	$—

	$439	$265
Less: Current portion	$(362)	$(265)

	$77	$—

Future scheduled principal payments for notes payable are as follows:

(In thousands)
Year ending June 30,
2003	$362
2004	76

$438

10.  Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	2002	2001
	(In thousands)
Accrued utility incentive obligations	$1,872	$1,386
Accrued project cost	39	524
Payroll and related payroll taxes	252	300
Stock in lieu of pay	—	4
Deferred income	88	110
Accrued interest	212	19
Consideration related to acquisition	50	50
Other	264	81

	$2,777	$2,474

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued utility incentive obligations represent amounts payable to customers from shared cash utility incentives either received or to be received from the local utility company. At June 30, 2002, the Company was delinquent in remitting to some of its customers the customers’ portion of cash utility incentives received by the Company. The Company plans to repay these amounts from future anticipated operating profit and sales of its existing energy project assets such as those described in Note 18. The Company cannot project with certainty the timeframe in which these obligations will be brought into current status.

11.  Stockholders’ Deficit

Class A and Class B Common Stock

Holders of Class A Common Stock are entitled to one vote per share for the election of directors and other corporate matters which stockholders are entitled or permitted to vote. Holders of Class B Common Stock shall not be entitled to vote but are entitled to receive dividends ratably with Class A Common Stock when and as declared by the Board of Directors. As of June 30, 2002, no shares of Class B Common Stock were issued and outstanding.

Warrants

On September 11, 1997, the Company issued warrants to purchase 525,988 shares of Class A Common Stock at $0.1875 per share. These warrants originally were scheduled to expire on September 11, 2002. In September 2002, the disinterested members of the Board of Directors approved an extension of the terms of these warrants to 2007. These warrants were issued to an officer and director and to an entity affiliated with a director as consideration for posting collateral and guaranteeing performance bonds. The Company recognized $18,980 in expense related to these warrants for the fiscal year ended June 30, 2001.

On June 30, 1998, the Company agreed to pay $50,000 and issued warrants to purchase 160,000 shares of Class A Common Stock at $0.4185 per share, through June 30, 2003, to entities affiliated with a director as consideration for services rendered in the acquisition of the assets of SYCOM LLC.

On August 2, 1999, in connection with the issuance of Series E Stock, the Company issued warrants to purchase 1,250,000 shares of Class A Common Stock at an exercise price of $0.50 per share and 1,250,000 shares of Class A Common Stock at an exercise price of $0.75 per share expiring on August 2, 2009. All of these warrants other than warrants to purchase 250,000 shares of Class A Common Stock were issued to parties related to the Company.

On or about August 2, 1999, in connection with the issuance of stock in lieu of pay, the Company issued warrants to purchase 174,000 shares of Class A Common Stock at an exercise price of $0.50 per share and 174,000 shares of Class A Common Stock at an exercise price of $0.75 per share expiring on or about August 2, 2009.

As of June 30, 2002, the Company has issued and outstanding a total of 3,564,872 warrants to purchase shares of its Class A Common Stock. The exercise prices range from $0.1875 to $0.75 per share with expiration dates ranging from June 2003 through August 2009.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

The Company has the authority to issue 2,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares. As of June 30, 2002, preferred shares have been authorized as described below.

Preferred Stock	Shares
Series C	742,000
Series D	158,000
Series E	50,000

950,000

On October 23, 1997, the Company amended its Certificate of Incorporation to eliminate the Series A and B Convertible Preferred Stock.

Each share of Series C Stock is convertible into five shares of the Company’s Class A Common Stock. Conversion can take place by the holder at any time. The Company has the right to require conversion if the average closing price of the Company’s Class A Common Stock equals or exceeds $2.00 per share.

Each holder of a share of Series C Stock is entitled to one vote per share for each share of Class A Common Stock that Series C Stock is convertible into and to an annual dividend at the rate of 9.75 percent of the Series C liquidation preference ($5.00 per share) payable quarterly. Dividends are cumulative.

Dividends were declared and paid as required for each of the quarters through April 15, 1999. While the Board has authorized the payment of dividends to the extent such declaration and payment is allowed under applicable Delaware corporate law, under Delaware law, dividends on the Series C Stock could not be declared and paid as required from July 15, 1999 to July 15, 2002. Such dividends were payable in additional shares of Series C Stock or cash at the option of the Company through November 1999. Thereafter, dividends are payable in cash.

Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company’s Class A Common Stock as a class are entitled to elect the remaining directors.

Additionally, all of the issued and outstanding shares of Series C Stock are held by Westar Industries, Inc. (“Westar Industries”). Under the Stock Subscription Agreement entered into by Westar Industries and the Company, Westar Industries agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company’s permission via the majority vote of the directors of the Company’s Board of Directors who are not directors designated by Westar Industries or are affiliates of Westar Industries. However, if, at any time, Westar Industries exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar Industries designated directors.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2000, the Company reached an agreement with Westar Industries whereby the dividends due on October 15, 1999, and January 15, 2000, were waived by Westar Industries in exchange for the Company’s release of Westar Industries and its parent, Westar Energy, Inc. (fka Western Resources, Inc.), from certain non-compete agreements. The amounts waived by Westar Industries were 16,208 shares of Series C Stock related to the October 15, 1999, dividend, valued at $28,000, and $83,000 in cash related to the January 15, 2000, dividend. The Company remains delinquent on the July 15, 1999 (15,823 shares of Series C Stock, valued at $1,661), and cash dividends of $810,000 payable from April 15, 2000 to July 15, 2002. The total cash value of dividends in arrears as of June 30, 2002, was $729,000.

Holders of Series D Stock are not entitled to dividends or to vote. Each share of Series D Stock was convertible, at the option of the holder, into 100 shares of Class A Common Stock. All shares of Series D have been repurchased in connection with the termination the Sale and Noncompetition Agreement discussed in Note 4.

Each holder of a share of Series E Stock is entitled to one vote per share for each share of Class A Common Stock that Series E is convertible into. Holders of Series E Stock are entitled to receive dividends if and when declared by the Board. Each share of Series E Stock is convertible, at the option of the holder, into 100 shares of Class A Common Stock.

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

Notes Receivable—Stockholders

Notes receivable from stockholders included amounts due from affiliates of SYCOM LLC in the amount of $70,000 and $150,000 for fiscal years ended June 30 2002 and 2001, respectively. The Company has valued these notes at the estimated amount of their underlying collateral value (see Note 8). A portion of the notes are collateralized by 1,750,000 shares of the Company’s Class A Common Stock owned by SYCOM LLC. This portion has been classified as a reduction of stockholder equity and recorded at the fair value of the Class A Common Stock as of June 30, 2002 resulting in an $80,000 impairment at that date (see Note 8).

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.  Stock Option Plans

WEM 1991 Non-Statutory Stock Option Plan

Effective February 15, 1994, the Company adopted the WEM 1991 Non-Statutory Stock Option Plan (the “1991 Plan”). The 1991 Plan provides for the granting of options to non-employee directors, officers, employees and consultants to purchase up to 160,000 shares of the Company’s Class A Common Stock. The maximum term for grants under the 1991 Plan is 10 years with a maximum vesting period of three years. The 1991 Plan is administered by a committee of outside directors appointed by the Board of Directors.

There was no option activity under the 1991 plan for the years ended June 30, 2002 or 2001. As of June 30, 2002, all 85,000 options outstanding under the plan were exercisable at $5.3125 through January 15, 2003.

The Onsite 2001 Equity Incentive Plan

During fiscal year 2002, the Company adopted the Onsite Energy Corporation 2001 Equity Incentive Plan (the “2001 Plan”). The 2001 Plan, as amended, provides for the granting of options, restricted stock, stock appreciation rights and stock bonuses to directors, officers, employees and consultants for up to 2,000,000 shares of Class A Common Stock and is administered by a committee of outside directors appointed by the Board of Directors. To date only options have been granted under the 2001 Plan. The maximum term for option grants under the 2001 Plan is 10 years with a maximum vesting period of four years.

As of June 30, 2002, the status of the 2001 Plan was as follows:

	Outstanding Options	Exercise Price Per Share	Weighted Average Exercise Price	Exercisable Options
June 30, 2001	—	—	$—	—
Options granted	904,000	$0.1100-$0.1210	$0.1120
Options exercised	—	—	$—
Options cancelled	(12,000)	$0.11	$0.1100

June 30, 2002	892,000	$0.1100-$0.1210	$0.1120	75,000

At June 30, 2002, additional options of 1,108,000 were available for granting to purchase shares of Class A Common Stock.

The weighted average contractual life for all options as of June 30, 2002, was approximately eight years.

The Onsite 1993 Stock Option Plan

During fiscal year 1994, the Company adopted the Onsite Energy Corporation 1993 Stock Option Plan (the “1993 Plan”). The 1993 Plan, as amended, provides for the granting of options to directors, officers, employees and consultants to purchase up to 3,900,000 shares of Class A Common Stock and is administered by a committee of outside directors appointed by the Board of Directors. The maximum term for grants under the 1993 Plan is 10 years with a maximum vesting period of three years for options granted prior to June 10, 1998. Any grants subsequent to June 10, 1998, have a maximum vesting period of four years.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2002, the status of the 1993 Plan was as follows:

	Outstanding Options	Exercise Price Per Share	Weighted Average Exercise Price	Exercisable Options
June 30, 2000	2,918,000	$0.0975-$5.3125	$0.1611	2,358,000
Options granted	1,212,000	$0.07-$0.215	$0.0951
Options exercised	(184,000)	$0.095-$0.215	$0.0975
Options cancelled	(334,000)	$0.0975-$0.105	$0.0976

June 30, 2001	3,612,000	$0.07-$5.3125	$0.1425	2,481,000
Options granted	105,000	$0.1200-$0.1525	$0.1301
Options exercised	(1,000,000)	$0.0975-$0.1073	$0.0999
Options cancelled	(384,000)	$0.0925-$0.1250	$0.1009

June 30, 2002	2,333,000	$0.0700-$5.3100	$0.1683	1,617,000

In December 2001, the shareholders elected to replace the 1993 Plan with the 2001 Plan as discussed above. As a result no additional options were available for granting to purchase shares of Class A Common Stock under the 1993 Plan.

The weighted average contractual life for all options as of June 30, 2002, was approximately eight years, with exercise prices ranging from $.07 to $5.3125.

On June 1, 2000, the Company changed the exercise price of 2,883,808 existing options under the 1993 Plan to $.0975 per share, the average between the bid and ask closing market price on that date. As a result of the repricing, these options will be accounted for as a variable plan options under the provisions of APB 25 for the life of the options. As such, future increases in the market price of the Company’s Class A Common Stock will result in additional compensation expense. Compensation was recognized as a benefit of $96,000 and an expense of $118,000 for fiscal years ended June 30, 2002, and 2001, respectively.

Proforma Information

As stated in Note 2, the Company has not adopted the fair value accounting prescribed by SFAS 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 2002 and 2001 consistent with the provisions of SFAS 123, the Company’s net income and net income (loss) per share would have been adjusted to the proforma amounts indicated below:

	2002	2001
	(in thousands except per share amounts)
Net income	$233	$1,596

Basic earnings per share	$(0.004)	$0.08

Diluted earnings per share	$(0.004)	$0.05

As required by SFAS No. 123, for the year ended June 30, 2001, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were used for the year ended June 30, 2001: volatility of 144.82 percent, an expected life of three years for option shares, no dividends would be declared during the expected term of the options, and a risk-free interest rate using the monthly U.S. Treasury T-Strip Rate at the option grant date.

As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for their outstanding stock options. The options are valued at $.04 for the year ended June 30, 2002. The value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal year ended June 30, 2002; expected dividend yield of 0%, expected volatility of 3.09, risk free interest rate of 4.1%, and expected life of 6.21 years.

As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for their outstanding warrants. The warrants are valued at $.03 for the years ended June 30, 2002. The value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal year ended June 30, 2002; expected dividend yield of 0%, expected volatility of between 3.09, risk free interest rate of 2.6%, and expected life of 5.80 years.

The weighted average fair value of stock options granted to employees during the fiscal years ended June 30, 2002, and 2001, was $0.04 and $0.08, respectively.

SYCOM Non-Plan Options

During fiscal year 1999, the Company issued stock options that were not part of the 1993 Plan (the “Non-Plan Options”). The maximum term for Non-Plan Option grants is five years with a maximum vesting period of four years.

A summary of Non-Plan Option transactions during the years ended June 30, 2002, and 2001 is as follows:

	Outstanding Options	Exercise Price Per Share	Exercisable Options
June 30, 2000	856,000	$0.3850-$0.5465	561,000
Options granted	—
Options exercised	—
Options cancelled	(367,000)	$0.3850-$0.5465

June 30, 2001	489,000	$0.4185	489,000
Options granted	—
Options exercised	—
Options cancelled	—

June 30, 2002	489,000	$0.4185	489,000

The weighted-average exercise price of stock options exercisable under the Non-Plan Options at June 30, 2002, and 2001, was $0.4185 for both years.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.  Income Taxes

Income tax expense for the years ended June 30, 2002 and 2001, is comprised of the following:

	Current	Deferred	Total
Year ended June 30, 2002
Federal	$4,000	$—	$4,000
State	$19,000		$19,000

	$23,000	$ —	$23,000

Year ended June 30, 2001
Federal	$17,000	$—	$17,000
State	21,000	—	21,000

	$38,000	$ —	$38,000

The actual income tax expense differs from the “expected” tax (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34 percent for each period) as follows:

	2002	2001
Amount of expected tax	$87,000	$563,000
Non-deductible expenses	$9,000	4,000
State taxes, net	$6,000	3,000
Net operating loss carryforward	$(79,000)	(532,000)

	$23,000	$38,000

The components of the net deferred tax asset recognized as of June 30, 2002, and 2001, are as follows:

	2002	2001
	(In thousands)
Current deferred tax assets (liabilities):
Litigation settlement accrual and accrual contingency	$47,000	$7,000
Vacation accrual and deferred compensation	49,000	62,000
Deferred revenue	172,000	345,000
Book compensation on issuance of stock options	73,000	112,000
Allowance for doubtful accounts	14,000	28,000
Other	6,000	2,000

	361,000	556,000
Valuation allowance	(361,000)	(556,000)

Net current deferred asset	$—	$—

Long-term deferred tax assets (liabilities):
Net operating loss carryforwards	$7,730,000	$9,766,000
Goodwill due to difference in amortization	906,000	1,005,000
Depreciation	78,000	78,000
Alternative minimum tax credit	11,000	11,000

	8,725,000	10,860,000
Valuation allowance	(8,725,000)	(10,860,000)

Net current deferred tax asset	$—	$—

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax asset also includes the future benefit of the tax deduction for the exercise of stock options. The deferred asset is fully reserved through the valuation allowance. Any future tax benefit realized for this item will be credited to paid-in capital.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $22,400,000, which expire in the years 2007 through 2022. The Company has California net operating loss carryforwards at June 30, 2002, of $1,760,000, which expire in years 2002 through 2009.

The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50 percent change in ownership in prior years due to various stock transactions.

14.  Related Parties

In August 2001, two officers of the Company elected to exercise their options to purchase shares of the Company’s Class A Common Stock under the Company’s incentive stock option plan. A total of approximately 1,000,000 shares were purchased in this exercise. The officers purchased the shares by executing promissory notes to the Company totaling $101,000. The notes are secured by the stock purchased under the exercise, provide for interest at 6% per annum payable annually, and mature upon sale of the exercised option shares or August 1, 2006, whichever occurs earlier, and has been recorded as a reduction of stockholders’ equity.

In June 2002, three officers advanced a total $50,000 in cash to the Company to fund certain critical expenditures. Under the terms of the advance, the Company is obligated to repay the officers the amount of the advance plus an advance fee of $10,000. The repayment was due on July 31, 2002. The terms of the advance were approved by both independent directors of the board and subsequently repaid.

In December 2001, the Company sold substantially all of the operating assets in OES, which effectively ceased all operations in the subsidiary for the Company. This discontinued operation generated $88,000 in operating income for the year ended June 30, 2002. The Company recognized a gain of $68,000 from the sale of OES’s assets. The assets of OES were sold to an affiliated company of a stockholder for $125,000. This sale was accounted for in accordance with SFAS No. 144.

Westar Industries has guaranteed any shortfalls of energy savings on the Company’s contract with one customer. Such guaranty is backed by an insurance policy purchased by the Company for a short fall of energy savings. In addition, Westar Industries and an affiliate have indemnified a bonding company for bid and performance bonds obtained by the Company.

15.  Commitments and Contingencies

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

OES sold its water treatment plants for $421,543 in April 2000. The plants were leased back from the purchaser for a period of 22 months. The resulting lease was being accounted for as a capital lease, and the resulting gain of $110,325 was being amortized over the life of the lease. During the fiscal year ended June 30, 2001, $60,180 of the gain was recognized. The lease required OES to continue to provide operating and repair expenses, and required a $50,000 buyback at the end of the term. This lease terminated in December 2001, and, as disclosed above, OES sold its assets to an affiliated company of a stockholder for $125,000. The sale effectively ceased all operations in the subsidiary for the Company.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under operating and capital leases (including equipment) is as follows:

Operating Leases
(In thousands)
Year Ending June 30,
2003	$417
2004	399
2005	29

Total minimum lease payments	$845

Total rent expense, including month-to-month equipment rentals, was approximately $389,000 and $416,000 in 2002, and 2001.

Environmental Costs

The Company is subject to federal, state and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that has no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessments are probable, and the costs can be reasonably estimated. The Company has no environmental costs accrued as of June 30, 2002, and 2001.

Guaranteed Savings

On many energy projects, the Company guarantees the energy savings to its customer. This guarantee has the effect of making the Company contingently liable to some of its customers pursuant to contractual terms in the event annual guaranteed savings are not achieved by the customer. These guarantees are related to non-financial assets that are owned by the guaranteed party. Management develops these guarantees based on conservative engineering savings estimates. The guaranteed amount of savings is generally a conservative percentage of the engineering savings estimates. As of June 30, 2002, projects with associated savings guarantees had an aggregate annual savings of approximately $5,763,000 of which the Company has guaranteed an aggregate of approximately $4,702,000 annually. To date, the Company has not incurred any losses associated with these guarantees and any risk of future losses attributable to these guarantees is considered by management to be remote.

Litigation

In August 2002, the Company executed a settlement agreement with D. Falasca Heating, Plumbing, Cooling, Inc. (“Falasca”), and others, settling certain outstanding legal actions involving Falasca (Superior Court of New Jersey, Law Division, Hudson County and Superior Court of New Jersey, Law Division, Atlantic County). As previously disclosed by the Company, Falasca, a subcontractor, had filed complaints against the Company and other parties, including certain of the Company’s current or former directors and officers, alleging breach of contract and related causes of actions, and seeking indemnification, in connection with two of the Company’s projects. The amount of the settlement has been recorded as an account payable as of June 30, 2002.

In August 2002, the Company settled an action filed in April 2002 by The Fagan Company (“Fagan”) (Superior Court of California, County of San Diego, North County Division), a subcontractor to the Company, against the Company alleging breach of contract and related causes of action in connection with one of the Company’s projects. As previously disclosed by the Company, the action sought payment of monies ($385,000) allegedly owed for services performed, plus interest, costs and attorneys’ fees. The amount of the settlement was recorded as an account payable as of June 30, 2002.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously disclosed by the Company, in June 2001, a motion for partial summary judgment filed by General Accident Insurance Company of America (“General Accident”) against the Company and other third parties, including Falasca, was granted for the amount paid by General Accident to subcontractors and other third parties ($579,000), and in November 2001, General Accident’s motion for attorneys’ fees ($138,000) also was granted after a reduction in legal fees claimed (Superior Court of New Jersey, Law Division, Atlantic County). Per the Court’s initial ruling, however, no enforceable judgment may be entered until all issues are resolved. As previously disclosed by the Company, in August 2000, the Company received a copy of a complaint filed by Johnson Controls, Inc. (“JCI”) (United States District Court, District of New Jersey) against the Company and other parties, including one of the Company’s subsidiaries, alleging breach of contract and related causes of action in connection with one of the Company’s projects. In February 2002, General Accident settled this action and in July 2002, filed a motion for final judgment against Onsite and other third parties, including Falasca, for $1,240,000, which includes the amounts previously awarded to General Accident plus the amount paid to JCI in this settlement ($491,000), together with additional attorneys’ fees ($32,000). The Company opposed this motion, objecting to both the JCI settlement and the additional attorneys’ fees. All parties requested oral argument on this motion. In September 2002, however, without hearing oral argument, the Court issued a ruling and signed an order awarding only the amounts previously awarded ($579,000 plus $138,000 in attorneys’ fees). The Company has filed a motion for reconsideration. Accordingly, no enforceable judgment has yet been entered in this matter. The Company continues to try to work with the parties to settle this matter; however, no settlement agreement has been reached. The amount of the accounts payable plus attorneys’ fees ($1,208,000 total) were recorded as an account payable as of June 30, 2002.

As previously disclosed by the Company, the Company was served with a complaint by the Passaic Valley Water Commission (“PVWC”) (Superior Court of New Jersey, Law Division, Passaic County) against the Company, one of its subsidiaries and other parties, including a former officer and director of the Company, alleging breach of contract and related causes of actions in connection with a settlement entered into by the Company, other parties and an East Coast utility in December 2000. The action seeks payment of one-half of certain settlement funds allegedly received plus interest, punitive damages, attorneys’ fees and costs of suit. PVWC’s underlying contract, however, was with a third party and not with the Company or its subsidiary. The Company filed its responsive pleadings and a motion for summary judgment against PVWC. PVWC filed a motion to amend its complaint to delete certain causes of action but to add an alter ego claim. The Company continues to try to work with the parties to settle this matter; however, no settlement agreement has been reached. The Company believes no accrued expenses associated with this matter as of June 30, 2002 should be recorded.

In addition to accounts payable recorded as described above, the Company has accrued reserves of $75,000 as of June 30, 2002, for the potential costs associated with the above matters.

Sale or Disposal of Subsidiaries

The Company terminated its Sale and Noncompetition Agreement with SYCOM Corporation (see also Note 4). As a result, SO Corporation operations are limited to projects acquired from SYCOM LLC and projects developed since acquisition and prior to the termination. New business development efforts from this subsidiary have been terminated since June 30, 2000. SO Corporation has ongoing servicing commitments, uncompleted projects and other revenue generating activities that will either be sold or contracted out to SYCOM Corporation or other parties. As a result, the assets and liabilities of SO Corporation have been reclassified to the category “liabilities in excess of assets held for sale.”

The termination of the Sale and Noncompetition Agreement affected the realizability of amounts due from stockholders as well as property and equipment. As a result of these determinations, the notes receivable from stockholders was written down by $2,518,000 to a net carrying value of $670,000, the estimated value of

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying collateral. $600,000 of the $750,000 is not secured by Class A Common Stock and was, therefore, reclassified to notes receivable. Property and equipment was written down by $389,000 to a zero net carrying value as the Company expects it will not realize anything for these assets. A total of $2,907,000 was charged against earnings (increased loss) in the fiscal year ending June 30, 2000, for these write downs. The Company also received a 19 percent share of a company formed by former SYCOM employees, which is valued at $0.

The amounts included in the financial statements as of June 30, 2002 and 2001, related to SO Corporation, consisted of the following:

	2002	2001
	(In thousands)
ASSETS:
Restricted cash	$1	$302
Accounts receivable	481	547
Capitalized project cost	—	7
Cost and estimated earnings in excess of billing on uncompleted contracts	446	355

Total assets	928	1,211

LIABILITIES:
Accounts payable	2,837	3,854
Notes payable	—	146
Billings in excess of costs and estimated earnings on uncompleted contracts	158	101
Deferred income	72	65
Accrued expenses and other liabilities	277	184

Total liabilities	3,344	4,350

Liabilities in excess of assets held for sale	$2,416	$3,139

Total revenues generated by SO Corporation were approximately $2,114,000 and $2,400,000 for the years ended June 30, 2002 and 2001, respectively. Income before taxes for these subsidiaries was approximately $631,000 for the year ended June 30, 2002, and $1,900,000 for 2001.

16.  Employee Benefits Plan

The Company sponsors a 401(k) defined contribution plan, which covers substantially all employees. Company matching contributions are determined annually at the discretion of management and vest at the rate of 20 percent per year of employment. For the current year, the Company matched 75 percent of the employee contribution up to 6 percent of their annual salary. During the years ended June 30, 2002, and 2001, the Company’s matching contribution expense was $100,000 and $91,000, respectively. The Company match was in the form of Class A Common Stock issued to the plan’s fiduciary. Shares issued matching were 297,000 and 1,242,000 and for the fiscal years 2002 and 2001, respectively.

17.  Significant Customers

Revenues from the three largest customers accounted for 49 percent (21 percent, 19 percent and 9 percent each) of total revenues in fiscal 2002, and revenues from three different customers accounted for 29 percent (13 percent, 8 percent, 8 percent each) of total revenues in fiscal 2001.

ONSITE ENERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.  Subsequent Events

On July 1, 2001, the Company activated ENG to facilitate the Company’s continuing consulting services business. The Company owns 100 percent of ENG’s outstanding common stock. On July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to the new subsidiary. During the fiscal year ended June 30, 2002, ENG generated $1,679,000 in consulting revenues and $168,000 in operating losses. As a result, the Company has decided as of September 30, 2002, to wind-down or sell the operations of ENG. As part of this process, the Company and ENG have executed a letter of intent with an unrelated third party for the purchase and sale of certain of ENG’s assets. The Company and ENG also will retain certain key personnel, or subcontract with the third party purchaser, to complete the remaining backlog of open contracts retained by ENG. Completion of the sale to the third party is contingent upon the execution of a definitive agreement and completion of due diligence. Management’s plan is to cease all SG&A expenditures, such as business development, which are not directly involved with the completion of the backlog and cease all operations of ENG at such time as the backlog has been depleted, which is anticipated by the end fiscal year ended June 30, 2003. The Company plans to use the anticipated positive cash flows from the completion of the backlog to pay the outstanding debts of ENG and to recover cash invested by the Company in ENG. No costs have been accrued as of June 30, 2002 with respect to this event.

On September 30, 2002, the Company sold its rights to certain excess revenues under an Energy Services Agreement for $650,000 to its customer, a real estate trust. Under the Energy Services Agreement, the Company provides certain services to the customer, which included collecting payments for electricity and electrical services. These revenues were deposited in a lock-box account and used to pay utility bills and other identified obligations, as set forth in the Energy Services Agreement, with any remaining revenues being distributed between the Company and the customer. In exchange for $650,000, paid by the customer to the Company, the Company relinquished its right to its share of the remaining revenues. The purchase price was determined based on an analysis of the present value of the Company’s future share of the remaining revenues to be earned under the Energy Services Agreement, which was to terminate in or about 2019. While the Company will continue to perform certain services under the Energy Services Agreement, the customer will assume responsibility for the maintenance of the lock-box account and payment of the obligations. The parties also acknowledged their mutual intent for the customer to engage a third party other than the Company to perform the services the Company is continuing to perform under the Energy Services Agreement. Upon engagement of this third party, the Company will no longer have any further obligations under the Energy Services Agreement. No costs have been accrued as of June 30, 2002 with respect to this event.