Form 10QSB
period 2002-09-30
ONSITE ENERGY CORP
filed 2002-11-15
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission File Number 1-12738

ONSITE ENERGY CORPORATION
(Name of small business issuer in its charter)

Delaware	33-0576371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Palomar Airport Road, Suite 200, Carlsbad, CA 92009
(Address of principal executive offices)

(760) 931-2400 Issuer’s telephone number:

The number of Class A common stock, $0.001 par value, outstanding as of November 1, 2002 is 21,736,000.

Part 1 – Financial Information
Item 1. Financial Statements

Onsite Energy Corporation
Condensed Consolidated Balance Sheet
(Amounts in thousands)

	Balance at

	September 30, 2002 (Unaudited)	June 30, 2002 (Audited)

ASSETS
Current Assets:
Cash	$70	$8
Cash-restricted	20	20
Accounts receivable, net of allowance for doubtful accounts of $135 and $35 as of September 30, 2002 and June 30, 2002, respectively.	1,332	1,028
Costs and estimated earnings in excess of billings on uncompleted contracts	5	154
Capitalized Project Costs	180	144
Other assets	89	193

TOTAL CURRENT ASSETS	1,696	1,547
Property and equipment, net of accumulated depreciation and amortization of $316 and $308 as of September 30, 2002 and June 30, 2002, respectively.	56	64
Note receivable	600	600
Other assets	60	96

TOTAL ASSETS	$2,412	$2,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes payable, current portion	$922	$362
Accounts payable	1,331	1,524
Liabilities in excess of assets held for sale	1,287	2,415
Accrued expenses and other liabilities	2,747	2,777
Billings in excess of costs and estimated earnings on uncompleted contracts	125	—

TOTAL CURRENT LIABILITIES	6,412	7,078
Long-Term Liabilities:
Notes payable, less current portion	554	77
Deferred income	342	359

TOTAL LIABILITIES	7,308	7,514

Commitments and contingencies
Stockholders’ Deficit
Preferred Stock, Series C, $.001 par value, 742 shares authorized, 649 issued and outstanding as of September 30, 2002 and June 30, 2002 (aggregate $3,245 liquidation preference)	1	1
Preferred Stock, Series D, $.001 par value, 158 shares authorized, none issued and outstanding as of September 30, 2002 and June 30, 2002.	—	—
Preferred Stock, Series E, $.001 par value, 50 shares authorized, issued and outstanding as of September 30, 2002 and June 30, 2002 (aggregate $1,000 liquidation preference).	—	—
Common Stock, $.001 par value, 40,000 shares authorized as of September 30, 2002 and June 30, 2002:
Class A common stock, 37,999 shares authorized as of Septmeber 30, 2002 and June 30, 2002, 21,736 issued and outstanding as of September 30, 2002 and June 30, 2002, respectively.	22	22
Class B common stock, 1,000 shares authorized, none issued and outstanding as September 30, 2002 and June 30, 2002.	—	—
Additional paid-in capital	28,008	28,004
Notes receivable - stockholders’	(70)	(70)
Loans receivable from officers	(101)	(98)
Accumulated deficit	(32,756)	(33,066)

TOTAL STOCKHOLDERS’ DEFICIT	(4,896)	(5,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,412	$2,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Onsite Energy Corporation
Condensed Consolidated Statement of Income
(Amounts in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Revenues	$1,419	$2,765
Project incentive revenue	335	272

Total revenues	1,754	3,037
Cost of revenues	828	2,293

Gross profit	926	744
Selling, general and administrative expenses	751	663
Depreciation and amortization expense	8	6
Gain on extinguishment of debt	(260)	(86)
Compensation under variable incentive stock option plan	—	(5)

Operating income	427	166

Other expense, net	(22)	(38)
Income before provision for income taxes	405	128
Provision for income taxes	10	2

Net income from operations	395	126
Discontinued Operations
Loss from discontinued operations	(86)	(38)

Net income	$309	$88

Basic earnings per common share
Income from operations	$0.014	$0.002
Discontinued Operations	$(0.004)	$(0.002)

Net income	$0.010	$—

Diluted earnings per common share
Income from operations	$0.013	$0.002
Discontinued Operations	$(0.003)	$(0.002)

Net income	$0.010	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Onsite Energy Corporation
Condensed Consolidated Statement of Cashflows
(Amounts in thousands except per share amounts)
(Unaudited)

	Three months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$309	$88
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8	67
Compensation under variable incentive stock option plan	—	(5)
Gain on extinguishment of debt	(260)	(86)
(Increase) decrease in:
Cash-restricted	(124)	351
Accounts receivable	(189)	110
Costs and estimated earnings in excess of billings on uncompleted contracts	62	(184)
Capitalized project costs	(35)	119
Other assets	140	(9)
Increase (decrease) in:
Accounts payable	(59)	(171)
Billings in excess of costs and estimated earnings on uncompleted contracts	135	200
Accrued expenses and other liabilities	208	38
Deferred income	(53)	(149)

Net cash provided by operating activities	142	369

Cash flows from investing activities:
Purchases of property and equipment	—	(56)
Loans receivable from stockholders	—	(98)

Net used in investing activities	—	(154)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	121
Proceeds from notes payable	—	—
Repayment of notes payable	(80)	(140)

Net cash used by financing activities	(80)	(19)

Net increase in cash	62	196
Cash, beginning of period	8	113

Cash, end of period	$70	$309

Non-cash transactions:
Accounts payable exchanged for note payable	$1,117	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONSITE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:

As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation (the “Company”) as of and for the year ended June 30, 2002, and all other subsequent filings. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2:

The consolidated balance sheets as of September 30, 2002, and June 30, 2002, and the consolidated statements of operations and cash flows for the three months ended September 30, 2002, and 2001, represent the financial position and results of operations of the Company. The results for the interim period ended September 30, 2002, are not necessarily indicative of results that will be obtained in future periods.

NOTE 3:	Earnings per share calculations for the three month periods ended September 30, 2002, and September 30, 2001, are as follows:

(Amounts in thousands except per share amounts)

	Three Months Ended September 30,

	2002	2001

BASIC EARNINGS
Net income	$309	$88
Less: Preferred stock dividends	(81)	(81)

Net income allocated to common shareholders	$228	$7

Weighted average number of common shares	21,736	21,162

Basic earnings per common share	$0.010	$0.000

DILUTED EARNINGS
Net income available to common shareholders	$228	$7
Preferred stock dividends	81	—	*

Net income available to common shareholders plus assumed conversion	$309	$7

Weighted average number of common shares	21,736	21,162
Common stock equivalent shares representing assumed conversions of preferred stock	8,246	—	*
Common stock equivalent shares representing shares issuable upon exercise of of stock options	—	—	*

Weighted average number of shares used in calculation of diluted earnings per common share	29,982	21,162

Diluted earnings per common share	$0.010	$0.000

* Not applicable as effect would be anti-dilutive.

NOTE 4:

In September 2002, the Company reached a settlement with a subcontractor on two East Coast energy projects.  Under the terms of the settlement, the Company agreed to pay the amount over time via (i) monthly payments of $20,000 per month for the first 12 months, which payments escalate to $30,000 per month for the next 12 months and to $40,000 per month thereafter; and (ii) payment to the subcontractor of fees that otherwise would be payable to the Company on another East Coast energy project implemented by the Company until the entire balance is paid. The amount owed by the Company to the subcontractor can increase by an amount equal to any amounts paid by the subcontractor to the surety in settlement of or pursuant to a final, non-appealable order for claims made against a payment bond issued by the surety on one of the projects, or for which the Company is adjudicated liable to the subcontractor pursuant to a final, non-appealable order (see Part II, Item 1. Legal Proceedings below).  The Company has recorded the full amount of this potential increase as accounts payable as of  September  30, 2002.  The amount owed by the Company accrues interest at the rate of 8 percent per annum but accrued interest is payable only upon an uncured default.  The Company has recorded no accrued interest obligations related to this settlement.  In the event the amount owed is paid in accordance with the terms of the settlement, all accrued interest is forgiven. As a result of this settlement, the Company has recorded the amounts due under this settlement as a note payable and has allocated this debt between long-term and current liabilities based on an estimated repayment schedule. Amounts classified as long-term and current as of September 30, 2002, were $517,000 and $600,000, respectively.

NOTE 5:

On September 30, 2002, the Company sold its rights to certain excess revenues under an Energy Services Agreement for $650,000 to its customer.  Under the Energy Services Agreement, the Company provides certain services to the customer, which included administrative services and operational and maintenance services.  Net revenues collected from the project after all expenses were paid were distributed between the Company and the customer.  In exchange for $650,000, paid by the customer to the Company, the Company relinquished its right to its share of the remaining revenues.  The purchase price was determined based on an analysis of the present value of the Company’s future share of the remaining revenues to be earned under the Energy Services Agreement, which was to terminate in or about 2019.  While the Company will continue to perform certain services under the Energy Services Agreement, the customer will assume responsibility for the maintenance and administrative services.  The Company will recognize revenue in connection with the services provided when services are rendered.  The parties also acknowledged their mutual intent for the customer to engage a third party other than the Company to perform the services the Company is continuing to perform under the Energy Services Agreement.  Upon engagement of this third party, the Company will no longer have any further obligations under the Energy Services Agreement.

NOTE 6:	Subsequent event - In October 2002, the Company executed an agreement with an unrelated third party for the purchase and sale of certain assets of Energy

Nexus Group, Inc. (“ENG”), a wholly-owned subsidiary.  The assets sold consisted of a significant portion of ENG’s in-process and potential new consulting contracts and certain office equipment used by ENG.  For ENG’s remaining consulting contracts, the Company and ENG will retain certain key personnel, or subcontract with the third party consultants, to complete the remaining backlog of open contracts.  Management’s plan is to cease all ENG expenditures, such as business development, which are not directly involved with the completion of the backlog and cease all operations of ENG at such time as the backlog has been completed, which is anticipated by the end fiscal year ended June 30, 2003.  The Company plans to use the anticipated positive cash flows from the completion of the backlog to pay the outstanding debts of ENG and to recover cash invested by the Company in ENG.  No costs have been accrued as of September 30, 2002, with respect to this event.

Item 2.          Management’s Discussion and Analysis or Plan of Operations.

Background

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995. With the exception of historical facts stated herein, the matters discussed in this quarterly report are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. The “forward looking” statements contained herein are cross-referenced to this paragraph. Such “forward looking” statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenue and earnings from operations of the Company, projected costs and expenses related to the Company’s energy services agreements, and the availability of future debt and equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this report, the cyclical and volatile price of energy, the inability to continue to contract sufficient customers to replace contracts as they become completed, unanticipated delays in the approval of proposed energy efficiency measures by the Company’s customers, delays in the receipt of, or failure to receive necessary governmental or utility permits or approvals, or the renewals thereof, risks and uncertainties relating to general economic and political conditions, both domestically and internationally, changes in the law and regulations governing the Company’s activities as an energy services company and the activities of the nation’s regulators and public utilities seeking energy efficiency as a cost effective alternative to constructing new power generation facilities, results of project specific and company working capital and financing efforts and market conditions, and other risk factors detailed in the Company’s Securities and Exchange Commission filings including the risk factors set forth in the Company’s Form 10-KSB for the fiscal year ended June 30, 2002. Readers of this report are cautioned not to put undue reliance on “forward looking” statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events or otherwise.

The Company is an energy services company (“ESCO”) that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers.  By combining development, engineering, analysis, and project and financial manage-

ment skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification (“M&V”) services.  The Company also provides professional consulting services in the areas of energy assessments, direct access planning and market assessment.  It is the Company’s mission to help customers save money through independent energy solutions.

As of June 30, 2002, the Company’s auditors issued a qualified opinion subject to the Company’s ability to continue as a going concern. The going concern issues are the result of continued operating losses, negative working capital and negative shareholders’ equity. See the Liquidity and Capital Resources discussion below for details of the Company’s plan for dealing with these issues.

On July 1, 2001, the Company activated ENG, to facilitate the Company’s continuing consulting services business.  The Company owns 100 percent of the issued and outstanding common stock of ENG.  As of July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to ENG.  During the fiscal year ended June 30, 2002, ENG generated $1,679,000 in consulting revenues and $168,000 in operating losses.  As a result, the Company decided in September  2002, to sell and/or wind-down the operations of ENG. As part of this process, the Company and ENG executed an asset purchase agreement on October 30, 2002, with an unrelated third party for the purchase and sale of certain of ENG’s assets. The assets sold consisted of a significant portion of ENG’s in-process and potential new consulting contracts and certain office equipment used by ENG.  The Company anticipates it will recognize between $200,000 and $225,000 in income over time from this transaction as title to the contracts and equipment is transferred to the purchasing party.

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

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC (“SYCOM LLC”), through a newly-formed subsidiary, SYCOM ONSITE Corporation (“SO Corporation”). SYCOM LLC was also an ESCO with customers primarily on the East Coast of the United States.  Since the close of the SYCOM transaction in June 1998, Onsite experienced significant losses and as a result has terminated the Sale and Noncompetition Agreement with SYCOM Corporation effective June 30, 2000. The Company, however, retained the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since that date.  The Company continues to maintain its subsidiary, SO Corporation, for the purpose of completing several long-term construction projects as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V for projects primarily located on the East Coast. Efforts by SO Corporation to develop any new business ceased as of June 30, 2000.

Since October 15, 2000, as a result of the Company’s inability to issue dividend payments because of its stockholders’ deficit, the Company has been in default on its quarterly requirement to pay dividends on the Series C Convertible Preferred Stock (the “Series C Stock”). Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company’s Class A Common Stock as a class are entitled to elect the remaining directors. Westar Industries owns all of the Series C Stock.  Additionally, under the October 1997 Stock Subscription Agreement entered into by Westar Industries and the Company, Westar Industries agreed for a period of five years to limit its equity ownership of the Company to 45 percent of the outstanding shares of the Class A Common Stock on a fully diluted basis and to not take certain other actions related to controlling or attempting to control the Company unless it receives the Company’s permission via the majority vote of the directors of the Company’s Board of Directors who are not directors designated by Westar Industries or are affiliates of Westar Industries. However, if, at any time, Westar Industries exercises its rights to elect the majority of the Board of Directors because four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole or in part, all directors are entitled to vote on such ownership issue and not just the non-Westar Industries designated directors. The Company remains delinquent on the July 15, 1999, dividend (payable in 15,823 shares of Series C Stock, valued at $1,661), and cash dividends of $891,000 payable from April 15, 2000 to October 15, 2002.  The total cash value of dividends in arrears as of September 30, 2002, was $810,000. While the Company has been unable to pay 12 quarterly dividends, as of the date of this quarterly report, Westar Industries has not exercised its right, discussed above, to elect a majority of the Board of Directors.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company has experienced substantial reductions in revenues, cost of sales and selling, general and administrative expenses since July 2000. The Company has focused itself back on its core business of being an energy services company with primary emphasis in western U.S. markets.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations.

Revenues for the three month period ended September 30, 2002 were $1,754,000, compared to $3,037,000 for the three month period ended September 30, 2001, a decrease of $1,283,000, or 42 percent.  This decrease was due primarily to reduced backlog for energy projects resulting from slower bookings for new energy projects during the three-month period ended September 30, 2002.  Of the $1,754,000 in revenues, $535,000 relates to a one-time sale of rights to receive future cash flows associated with an energy project operated by the Company on the East Coast.  This is primarily the result of the Company’s continuing efforts to sell entitlements to future positive cash flows from energy efficiency projects.

Cost of revenues for the three months ended September 30, 2002, was $828,000 compared to $2,293,000 for the three months ended September 30, 2001, a decrease of  $1,465,000, or 64 percent. The decrease was also primarily attributable to slower energy project activity mentioned above.

Gross profit for the three months ended September 30, 2002, was $926,000 (53 percent of revenues), compared to $744,000 (24 percent of revenues) for the three months ended September 30, 2001, an increase of $182,000. This increase in gross margins was primarily attributable to the one-time sale in the quarter ended September 30, 2002, of rights to receive future cash flows associated with an energy project operated by the Company on the East Coast.  The Company generated $650,000 in cash from the transaction and recorded $535,000 in net revenues, all of which was gross profit.  But for this one-time sale of cash flow rights and gain from extinguishment of liabilities of $260,000 related to the settlement of a past due trade debt, the Company would have recognized net loss from operations of $400,000.

Selling, general and administrative (“SG&A) expense was $751,000 for the three months ended September 30, 2002, compared to $663,000 for the same three months last year, an increase of $88,000.  The increase is primarily attributable to additional personnel, and increased insurance costs.

Depreciation expense for the three month period ended September 30, 2002 was $8,000 compared to $6,000 for the same three months in the prior year, an increase of $2,000.

Compensation under variable incentive stock option plan was $0 for the three months ended September 30, 2002 compared to negative $5,000 for the same period in the prior year.  This resulted from a reduction in the decrease in stock price for quarter ended September 30, 2002 compared to the same quarter in the prior year.

Gain from extinguishment of liabilities at less than face value for the three months ended September 30, 2002, was $260,000 compared to $86,000 for the same period in 2001.  The increase was to due primarily to the settlement of a past due debt with a subcontractor on a project completed in calendar year 1999. This reflects the Company’s continuing efforts to retire its past due trade debt at less than face value.

Interest and other expense was $22,000 for the three month period ended September 30, 2002, compared to expense of $38,000 for the same three months in 2001.  The decrease was due to reductions in interest bearing notes payable on the Company’s balance sheet between the quarters ended September 30, 2002 and 2001.

Net income from operations for the three months ended September 30, 2002, was $395,000 compared to $126,000 for the same period in 2001.  High gross margin rates associated with sale of energy project cash flow rights and increased gains from retirement of debt were the primary factors in this result.

Loss from discontinued operations increased to $86,000 for the three months ended September 30, 2002, from $38,000 for three months ended September 30, 2001.  The increase was associated with increased losses in ENG between the two comparable periods.

Net income for the three months ended September 30, 2002, was $309,000, which was $0.01 per fully diluted share.  Net income for the three months ended September 30, 2001, was $88,000, or less than $0.01 per fully diluted share. The increase results primarily from the sale of project cash flow rights in September 2002 discussed above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $70,000 as of September 30, 2002, compared to $8,000 at June 30, 2002.  Working capital was negative $4,716,000 as of September 30, 2002, compared to negative $5,531,000 at June 30, 2002, an improvement in negative working capital of $815,000.  This improvement was the result of the positive contribution to working capital from net income achieved for the quarter ended September 30, 2002.  An additional contributor was a settlement in August 2002 of trade debt to a subcontractor (see Note 4) resulting in payments in installments over time.  This has enabled to Company to classify a portion of the total debt into long-term debt on its consolidated balance sheet.  Prior to this settlement, the Company recorded the entire balance as a current liability.

Cash flows provided by operating activities was $142,000 for the three months ended September 30, 2002, compared to cash provided by operating activities of $368,000 for the same three month period in the prior year. The decrease was primarily due to increased gains on extinguishments of debt which is recorded as non-cash income on the Company’s consolidated statement of income.

In the past the Company has suffered from serious cash flow issues. As a result, the Company is delinquent in the remittance to customers of utility incentive payments otherwise due to customers in the amount of $1,790,000 as of September 30, 2002. The Company plans to repay these amounts from future operating profit and sales of its existing energy project assets. Whether the Company will continue to be delinquent in remitting utility incentive payments due to customers will depend on whether the Company can generate sufficient cash flows from operating profits and the sale of assets, or can secure an alternative source of financing sufficient to fully satisfy the payment of these liabilities.

Cash flows used in investing activities was $0 for the three months ended September 30, 2002, compared to $154,000 for the same three month period in 2001, a decrease of $154,000. The decrease was associated with capital equipment purchased in connection with start-up operations of ENG in 2001.  Additionally, the Company made loans to two officers of the Company in August 2001 totaling $101,000, in connection with the exercise of incentive stock options held by those officers.

Cash flows used by financing activities was $80,000 for the three months ended September 30, 2002, compared to cash flows used in financing activities of $19,000 for the same three month period last year. The Company repaid $80,000 on notes payable in the quarter ended September 30, 2002 compared to repayments of $140,000 in the same quarter of the prior year.  Repayments in the quarter ended September 30, 2001 were partially offset by proceeds from issuance of common stock.

The Company ended its fiscal year ended June 30, 2002, with a stockholders’ deficit of $5,207,000 and negative working capital of $5,531,000 but has continued to make progress in its efforts to return to financial stability.  Continued profitability in the quarter ended September 30, 2002, enabled the Company to reduce its working capital deficit to $4,716,000 and to reduce its stockholders’ deficit to $4,896,000 at September 30, 2002.  The Company achieved these improvements by continuing to achieve profitable operations through reductions in expenses, settlements of trade debts, and sales of future cash flow entitlements associated with energy projects.  Further steps taken during the quarter ended September 30, 2002 included the discontinuation of ENG, which is anticipated to further enhance the Company’s ability to generate future operating profits and cash flow.  Lastly, during the three months ended September 30, 2002, the Company, as part of its ongoing efforts to settle past due trade debts, settled matters with two major trade creditors, as previously disclosed in the Company Form 10-KSB for the fiscal year ended June 30, 2002.  These settlements enabled the Company to reduce its trade debt by reducing the total amounts payable to the creditors and allowing the Company to make payments of the compromised amounts over time, thus improving the Company’s working capital position. As a result, the Company is continuing in its efforts toward improving its financial position. Management believes that continuing efforts to minimize cost as well as actions to sell or finance its remaining cash flow entitlements will improve the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates.  Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operations and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as revenues and expenses during the reported periods.

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

Impact of Recently Issued Standards. In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in consolidated financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on the Company’s financial position or, results of operations or cash flows.

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

Item 3.          Controls and Procedures.

Within the 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-QSB.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - Other Information

Item 1.          Legal Proceedings.

As previously disclosed by the Company, in June 2001, a motion for partial summary judgment filed by General Accident Insurance Company of America (“General Accident”) against the Company and other third parties was granted for the amount paid by General Accident to subcontractors and other third parties ($579,041), and in November 2001, General Accident’s motion for attorneys’ fees ($137,829) also was granted after a reduction in legal fees claimed (Superior Court of New Jersey, Law Division, Atlantic County). Per the Court’s initial ruling, however, no enforceable judgment could be entered until all issues were resolved. As also previously disclosed by the Company, in July 2002, General Accident filed a motion for final judgment against Onsite and other third parties for $1,239,877, which included the amounts previously awarded to General Accident plus the amount paid by General Accident to Johnson Controls, Inc. (“JCI”), a subcontractor to the Company on one of its projects, in settlement of JCI’s claim ($490,857), together with additional attorneys’ fees ($32,150). The Company opposed this motion, objecting to both the JCI settlement and the additional attorneys’ fees. All parties requested oral argument on this motion. In September 2002, however, without hearing oral argument, the Court issued a ruling and signed an order awarding only the amounts previously awarded ($579,041 plus $137,829 in attorneys’ fees). The Company and other parties subsequently filed motions for reconsideration. Without hearing the motions, however, in October 2002, the Court entered final judgment against the Company and other third parties for $1,239,877, and vacated the order previously entered for $716,870. The Company’s motion for reconsideration remains pending but no hearing date has been set. The Company continues to try to work with the parties to settle this matter; however, no settlement agreement has been reached.

Item 2.          Changes in Securities and Use of Proceeds - Not Applicable.

Item 3.          Defaults upon Senior Securities.

The Company is required to pay quarterly dividends on its Series C Stock.  As of the date of this report, the Company has not paid 12 quarterly dividends.  The total amount due as of the date of this report is $891,000.  See Part I, Item 2 Management’s Discussion and Analysis or Plan of Operations for further discussion.

Item 4.          Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.          Other Information - Not Applicable

Item 6.          Exhibits and Reports on Form 8-K

a)	Exhibits

10.94	Termination Agreement and Second Amendment to Energy Services Agreement entered into effective September 30, 2002, between Onsite Energy Corporation and Glimcher Jersey Gardens, LLC

99.1	Certification of Chief Executive Officer and Chief Financial Officer

99.2	Certification of Chief Executive Officer

99.3	Certification of Chief Financial Officer

b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant causedthis report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONSITE ENERGY CORPORATION

Date: November 13, 2002	By:	/s/ RICHARD T. SPERBERG

Richard T. Sperberg Chief Executive Officer

Date: November 13, 2002	By:	/s/ PAUL E. BLEVINS

Paul E. Blevins Chief Financial Officer and Principal Accounting Officer