Form 10QSB
period 2002-12-31
ONSITE ENERGY CORP
filed 2003-02-14
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C., 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to________

Commission File Number 1-12738

ONSITE ENERGY CORPORATION
 (Name of small business issuer in its charter)

Delaware	33-0576371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Palomar Airport Road, Suite 200, Carlsbad, CA 92009
(Address of principal executive offices)

(760) 931-2400 Issuer’s telephone number:

The number of Class A common stock, $0.001 par value, outstanding as of February 1, 2003 is 21,736,000.

Part I – Financial Information
Item 1. Financial Statements

Onsite Energy Corporation
Condensed Consolidated Balance Sheet
(Amounts in thousands except per share amounts)
(Unaudited)

	Balance at

	December 31, 2002	June 30, 2002

ASSETS
Current Assets:
Cash	$51	$8
Cash-restricted	24	20
Accounts receivable, net of allowance for doubtful accounts of $68 and $35 as of December 31, 2002, and June 30, 2002, respectively.	880	1,028
Costs and estimated earnings in excess of billings on uncompleted contracts	—	154
Capitalized project costs	89	144
Other assets	50	193

TOTAL CURRENT ASSETS	1,094	1,547
Property and equipment, net of accumulated depreciation and amortization of $319 and $308 as of December 31, 2002, and June 30, 2002, respectively.	38	64
Note receivable	600	600
Other assets	60	96

TOTAL ASSETS	$1,792	$2,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes payable, current portion	$827	$362
Accounts payable	737	1,524
Liabilities in excess of assets held for sale	993	2,415
Accrued expenses and other liabilities	3,179	2,777
Billings in excess of costs and estimated earnings on uncompleted contracts	9	—

TOTAL CURRENT LIABILITIES	5,745	7,078
Long-Term Liabilities:
Notes payable, less current portion	431	77
Deferred income	325	359

TOTAL LIABILITIES	6,501	7,514

Commitments and contingencies
Stockholders’ Deficit:
Preferred Stock, Series C, $.001 par value, 742 shares authorized, 649 issued and outstanding as of December 31, 2002 and June 30, 2002 (aggregate $3,245 liquidation preference)	1	1
Preferred Stock, Series D, $.001 par value, 158 shares authorized, none issued and outstanding as of December 31, 2002 and June 30, 2002.	—	—
Preferred Stock, Series E, $.001 par value, 50 shares authorized, issued and outstanding as of December 31, 2002 and June 30, 2002 (aggregate $1,000 liquidation preference).	—	—
Common Stock, $.001 par value, 40,000 shares authorized as of December 31, 2002 and June 30, 2002:
Class A common stock, 37,999 shares authorized, 21,736 issued and outstanding as of December 31, 2002 and June 30, 2002, respectively.	22	22
Class B common stock, 1,000 shares authorized, none issued and outstanding as December 31, 2002 and June 30, 2002.	—	—
Additional paid-in capital	28,008	28,004
Notes receivable - stockholders’	(70)	(70)
Loans receivable from officers	(101)	(98)
Accumulated deficit	(32,569)	(33,066)

TOTAL STOCKHOLDERS’ DEFICIT	(4,709)	(5,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,792	$2,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Onsite Energy Corporation
Condensed Consolidated Statement of Income
(Amounts in thousands except per share amounts)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Revenues	$1,124	$1,553	$2,543	$4,318
Project incentive revenue	287	1,030	622	1,302

Total revenues	1,411	2,583	3,165	5,620
Cost of revenues	703	1,347	1,531	3,640

Gross profit	708	1,236	1,634	1,980
Selling, general and administrative expenses	669	804	1,416	1,467
Depreciation and amortization expense	6	8	14	14
Gain on extinguishment of debt	(47)	(123)	(307)	(209)
Compensation under variable incentive stock option plan	—	(63)	—	(68)

Operating income	80	610	511	776
Other expense, net	(27)	(21)	(49)	(59)

Income from continuing operations before provision for income taxes	53	589	462	717
Provision for income taxes	11	4	21	6

Income from continuing operations	42	585	441	711
Discontinued operations
Income from discontinued operations	146	90	56	52

Net income	$188	$675	$497	$763

Basic earnings per common share
Income (loss) from operations	$(0.001)	$0.023	$0.013	$0.026
Discontinued Operations	$0.006	$0.004	$0.002	$0.002

Net income	$0.005	$0.027	$0.015	$0.028

Diluted earnings per common share
Income (loss) from operations	$(0.001)	$0.020	$0.013	$0.023
Discontinued Operations	$0.006	$0.002	$0.002	$0.002

Net income	$0.005	$0.022	$0.015	$0.025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Onsite Energy Corporation
Condensed Consolidated Statement of Income
(Amounts in thousands except per share amounts)
(Unaudited)

	Six months ended December 31,

	2002	2001

Cash flows from operating activities:
Net income	$497	$763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14	122
Compensation under variable incentive stock option plan	—	(68)
Gain on extinguishment of debt	(307)	(209)
Gain on sale of discontinued operations	(100)	(68)
(Increase) decrease in:
Cash-restricted	(7)	81
Accounts receivable	265	857
Costs and estimated earnings in excess of billings on uncompleted contracts	77	(149)
Capitalized project costs	56	81
Other assets	186	1
Increase (decrease) in:
Accounts payable	(705)	(918)
Billings in excess of costs and estimated earnings on uncompleted contracts	(102)	(10)
Accrued expenses and other liabilities	432	(61)
Deferred income	(70)	(181)

Net cash provided by operating activities	236	241

Cash flows from investing activities:
Retirement (purchases) of property and equipment, net	5	(29)
Proceeds from sale of discontinued operations	100	85
Notes receivable from stockholders	—	(98)

Net cash provided by (used in) investing activities	105	(42)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	147
Proceeds from notes payable	—	334
Repayment of notes payable	(298)	(92)

Net cash provided by (used by) financing activities	(298)	389

Net increase in cash	43	588
Cash, beginning of period	8	113

Cash, end of period	$51	$701

Non-cash transactions:
Accounts payable exchanged for note payable	$1,117	$—

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

NOTE 2:

The consolidated balance sheets as of December 31, 2002, and June 30, 2002, the consolidated statements of operations for the three and six months ended December 31, 2002, and 2001, and the consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 represent the financial position and results of operations of the Company. The results for the interim period ended December 31, 2002, are not necessarily indicative of results that will be obtained in future periods.

Effective December 31, 2002 the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under this statement, the Company can elect to include the cost of options issued under its incentive stock option plan as measured by the fair value method or the intrinsic value method in its calculation of net income.  In the event the Company continues to use the intrinsic value method to measure the cost of incentive stock options, the Company must provide a footnote disclosure of the pro-forma effect on net income.  The Company plans to continue to use the intrinsic value method and to provide supplemental pro-forma disclosures in the footnotes of its interim and annual financial statements. The Company plans to make the required disclosures in the third quarter of fiscal year 2003, ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  Management has assessed the impact of this interpretation and believes it has no material impact.

In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities”. This interpretation clarifies the application of

Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist.  Management is assessing the impact of this interpretation, but believes it has no material impact.

NOTE 3:	Earnings per share calculations for the three and six month periods ended December 31, 2002, and December 31, 2001, are as follows:

(Amounts in thousands except per share amounts)

	Three Months Ended December 31,			Six Months Ended December 31,

	2002		2001	2002		2001

BASIC EARNINGS
Net income	$188		$675	$497		$763
Less: Preferred stock dividends	(81)		(81)	(162)		(162)

Net income allocated to common shareholders	$107		$594	$335		$601

Weighted average number of common shares	21,736		21,648	21,736		21,405

Basic earnings per common share	$0.005		$0.027	$0.015		$0.028

DILUTED EARNINGS
Net income available to common shareholders	$107		$594	$335		$601
Preferred stock dividends	—	*	81	—	*	162

Net income available to common shareholders plus assumed conversion	$107		$675	$335		$763

Weighted average number of common shares	21,736		21,648	21,736		21,405
Common stock equivalent shares representing assumed conversions of preferred stock	—	*	8,246	—	*	8,246
Common stock equivalent shares representing shares issuable upon exercise of of stock options	—		244	—		519

Weighted average number of shares used in calculation of diluted earnings per common share	21,736		30,138	21,736		30,170

Diluted earnings per common share	$0.005		$0.022	$0.015		$0.025

* Not applicable as effect would be anti-dilutive.

NOTE 4:

In September 2002, the Company reached a settlement with a subcontractor on two East Coast energy projects.  Under the terms of the settlement, the Company agreed to pay the monthly amounts over time via (i) monthly payments of $20,000 per month for the first 12 months, which payments escalate to $30,000 per month for the next 12 months and to $40,000 per month thereafter; and (ii) payment to the subcontractor of fees that otherwise would be payable to the Company on another East Coast energy project implemented by the Company until the entire balance is paid. The amount owed by the Company to the subcontractor can increase by an amount equal to any amounts paid by the subcontractor to the surety in settlement of or pursuant to a final, non-appealable order for claims made against a payment and performance bond issued by the surety on one of the projects, or for which the Company is adjudicated liable to the subcontractor pursuant to a final, non-appealable order.  The Company has recorded the full amount of this potential increase as accounts payable as of  December  31, 2002.  The amount owed by the Company accrues interest at the rate of 8 percent per annum but accrued interest is payable only upon an uncured default.  The Company has recorded no accrued interest obligations related to this settlement.  In the event the amount owed is paid in accordance with the terms of the settlement, all accrued interest is forgiven. As a result of this settlement, the Company has recorded the amounts due under this settlement as a note payable and has allocated this debt between long-term and current liabilities based on an estimated repayment schedule. Amounts classified as current and long-term as of December 31, 2002, were $600,000 and $431,000, respectively.

NOTE 5:

On September 30, 2002, the Company sold its rights to certain excess revenues under an Energy Services Agreement for $650,000 to one of its customers.  Under the Energy Services Agreement, the Company provided certain services to the customer, which included administrative services and operational and maintenance services.  Net revenues collected from the project after all expenses were paid were distributed between the Company and the customer.  In exchange for $650,000, paid by the customer to the Company, the Company relinquished its right to its share of the remaining revenues.  The purchase price was determined based on an analysis of the present value of the Company’s future share of the remaining revenues to be earned under the Energy Services Agreement, which was to terminate in or about 2019.  The Company no longer has any further obligations under the Energy Services Agreement.

NOTE 6:

In October 2002, the Company executed an agreement with an unrelated third party for the purchase and sale of certain assets of Energy Nexus Group, Inc. (“ENG”), a wholly-owned subsidiary.  The assets sold consisted of a significant portion of ENG’s in-process and potential new consulting contracts and certain office equipment used by ENG.  For ENG’s remaining consulting contracts, the Company and ENG will continue to retain certain key personnel, or subcontract with the third party consultants, to complete the remaining backlog of open contracts.  Management has ceased all ENG expenditures, such as business development, which are not directly involved with the completion of the backlog.  Management plans to cease all operations of ENG at such time as the backlog has been completed, which is anticipated by the end of the fiscal year ended June 30, 2003. The Company recognized $145,000 in revenues from the sale of the assets of ENG during the quarter ended December 31, 2002.  Proceeds from the sales have been used to pay the outstanding debts of ENG and to recover cash invested by the Company in ENG.  Management has determined there were no costs that need to be accrued as of December 31, 2002, with respect to this event.

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

Overview

The Company is an energy services company (“ESCO”) that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and power supply projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers.  By combining development, engineering, analysis, and project and financial management skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification (“M&V”) services.  The Company also provides professional consulting services in areas related to customer energy assessments. It is the Company’s mission to help customers save money through independent energy solutions.

The Company suffered losses from operations of $6,637,000 and $6,477,000 in the fiscal years ended June 30, 2000 and 1999, respectively.  As a result, the Company had negative working capital of $7,703,629 and a stockholders’ deficit of $8,314,000 as of June 30, 2000.  These losses resulted primarily from a series of acquisitions, discussed more fully below and in the Company’s Form 10-KSB filings, made by the Company from approximately 1995 to 1998.  As a result, the Company has experienced significant financial pressure from creditors during the past two and a half years.  Management has responded by taking actions to re-focus the Company on its core operations, reduce operating expenditures and sell or divest non-core operating assets. The Company has also generated cash and income by selling entitlements to future cash flows associated with energy projects managed by the Company.  The actions taken have had a positive impact on the Company’s financial position to date, and the Company so far has been successful in working with creditors to avoid any serious disruption in operations.  However, the Company still remains in serious financial condition, as delinquent trade debt totaled $2,716,000, and past due utility incentive sharing to customers totaled $2,114,000 as of December 31, 2002.  As long as the Company remains significantly delinquent in repaying these past due debts, the possibility of a bankruptcy filing exists, but the Company does not currently anticipate initiating a bankruptcy filing.  The Company’s negative net worth is $4,709,000 and its working capital deficit is $4,651,000 as of December 31, 2002.

Management’s goal is to continue to improve the financial position of the Company and eventually restore the Company to financial health.  Management’s plan is to remain dedicated to the Company’s core business, expense control, continued selling of cash flow entitlements and debt settlements at less than face value.  These actions, it is believed, will achieve the sustained profitable operations necessary to restore the Company’s financial health.  The following provides a more detailed discussion of the Company’s background and financial condition and should be read in conjunction with Company’s Form 10-KSB for the fiscal year ended June 30, 2002.

As of June 30, 2002, the Company’s auditors issued a qualified opinion subject to the Company’s ability to continue as a going concern. The going concern issues are the result of previous operating losses, negative working capital and negative shareholders’ equity. See the Liquidity and Capital Resources discussion below for details of the Company’s plan for dealing with these issues.

On July 1, 2001, the Company activated ENG, which consolidated the Company’s continuing consulting services business.  The Company owns 100 percent of the issued and outstanding common stock of ENG. As of July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to ENG.  During the fiscal year ended June 30, 2002, ENG generated $1,679,000 in consulting revenues and $168,000 in operating losses.  As a result, the Company decided in September  2002, to sell and/or wind-down the operations of ENG. As part of this process, the Company and ENG executed an asset purchase agreement on October 30, 2002, with an unrelated third party for the purchase and sale of certain of ENG’s assets. The assets sold consisted of a significant portion of ENG’s in-process and potential new consulting contracts and certain office equipment used by ENG.  The Company expects to recognize between $200,000 and $225,000 in income between November of 2002 and April of 2003 from this transaction as title to the contracts and equipment is transferred to the purchasing party.  The Company recognized $145,000 in revenue from this transaction in the quarter ended December 31, 2002.

In October 1997, the Company acquired Westar Business Services, Inc. (“WBS”), an indirect wholly-owned subsidiary of Westar Energy, Inc. (fka Western Resources, Inc.) (“Westar Energy”) (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc., which subsequently changed its name to Onsite Energy Services, Inc. (“OES”).  Since February 2000, OES focused primarily on providing industrial water services.  In December 2001, the Company sold substantially all of the operating assets in OES, which effectively ceased all operations in the subsidiary for the Company.  This discontinued operation generated $88,000 in operating income for the year ended June 30, 2002.  The Company recognized a gain of $68,000 from the sale of OES’s assets.  The assets of OES were sold to an affiliated company of a stockholder for $125,000.  The Company has no further contractual requirements to provide further services as result of this transaction.  This sale was accounted for in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Since October 15, 2000, as a result of the Company’s inability to issue dividend payments because of its stockholders’ deficit, the Company has been in default on its quarterly requirement to pay dividends on the Series C Convertible Preferred Stock (the “Series C Stock”). Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company’s Class A Common Stock as a class are entitled to elect the remaining directors. Westar Industries, Inc. (“Westar Industries”) owns all of the Series C Stock.  The Company remains delinquent on the July 15, 1999, dividend (payable in 15,823 shares of Series C Stock, valued at $1,661), and cash dividends of $972,000 payable from April 15, 2000 to January 15, 2003.  The total cash value of dividends in arrears as of December 31, 2002, was $891,000. While the Company has been unable to pay 13 quarterly dividends, as of the date of this quarterly report, Westar Industries has not exercised its right, discussed above, to elect a majority of the Board of Directors.

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

Results of Operations.

Three months ended December 31, 2002 compared to the three months ended December 31, 2001

Revenues for the three month period ended December 31, 2002 were $1,411,000, compared to $2,583,000 for the three month period ended December 31, 2001, a decrease of $1,172,000, or 45 percent.  This decrease was due primarily to reduced backlog for energy projects resulting from a decrease in new energy projects during the six-month period ended December 31, 2002.  The Company is continuing to develop new energy efficiency project opportunities in its efforts to replenish its backlog of energy efficiency projects.

Cost of revenues for the three months ended December 31, 2002, was $703,000 compared to $1,347,000 for the three months ended December 31, 2001, a decrease of  $644,000, or 48 percent. The decrease was also primarily attributable to slower energy project activity mentioned above.

Gross profit for the three months ended December 31, 2002, was $708,000 (50 percent of revenues), compared to $1,236,000 (48 percent of revenues) for the three months ended December 31, 2001, a decrease of $533,000. Although the Company’s gross margin can vary significantly from quarter to quarter, the relative consistency in the margin rates was caused by a similar revenue mix of high margin fee and incentive revenue compared to lower margin energy project revenues between the two quarters.

Selling, general and administrative (“SG&A) expense was $669,000 for the three months ended December 31, 2002, compared to $804,000 for the same three months last year, a decrease of $135,000.  The decrease is primarily attributable to reductions in personnel and other cost cutting measures taken over the past nine months to the Company’s operating expenses.

Depreciation expense for the three month period ended December 31, 2002 was $6,000 compared to $8,000 for the same three months in the prior year, a decrease of $2,000.

Compensation expense under the Company’s variable incentive stock option plan was $0 for the three months ended December 31, 2002 compared to negative $63,000 for the same period in the prior year.  This resulted from a reduction in the decrease in stock price for the quarter ended December 31, 2002 compared to the same quarter in the prior year.

Gain from extinguishment of liabilities at less than face value for the three months ended December 31, 2002, was $47,000 compared to $123,000 for the same period in 2001.  The decrease was due primarily to a decrease in the settlement activity of the Company’s remaining past due trade debts.  The Company is continuing in its efforts to retire its past due trade debt at less than face value.

Interest and other expense was $27,000 for the three month period ended December 31, 2002, compared to expense of $21,000 for the same three months in 2001.

Net income from operations for the three months ended December 31, 2002, was $53,000 compared to $589,000 for the same period in 2001.  Although cost cutting efforts partially helped to mitigate the reduction in operating income, lower revenues that resulted in lower gross profits in the current period were the primary cause for this result.

Income from discontinued operations increased to $146,000 for the three months ended December 31, 2002, from $90,000 for three months ended December 31, 2001.  The increase was associated with the sale of ENG consulting contracts to a third party, which is discussed more fully in Note 6 of the consolidated financial statements contained herein.

Net income for the three months ended December 31, 2002, was $188,000, which was $0.005 per fully diluted share.  Net income for the three months ended December 31, 2001, was $675,000, or $0.022 per fully diluted share. The decrease was primarily due to a decrease in revenues and corresponding net income from operations as discussed more fully above.

Six months ended December 31, 2002 compared to the six months ended December 31, 2001

Revenues for the six month period ended December 31, 2002 were $3,165,000, compared to $5,620,000 for the six month period ended December 31, 2001, a decrease of $2,455,000, or 44 percent.  This decrease was due primarily to reduced backlog for energy projects resulting from a decrease in new energy projects during the six-month period ended December 31, 2002.  Of the $3,165,000 in revenues, $535,000 relates to a one-time sale of rights to receive future cash flows associated with an energy project operated by the Company on the East Coast.  This is primarily the result of the Company’s continuing efforts to sell entitlements to future positive cash flows from energy efficiency projects.

Cost of revenues for the six months ended December 31, 2002, was $1,531,000 compared to $3,640,000 for the six months ended December 31, 2001, a decrease of  $2,109,000, or 58 percent. The decrease was also primarily attributable to slower energy project activity described above.

Gross profit for the six months ended December 31, 2002, was $1,634,000 (52 percent of revenues), compared to $1,980,000 (35 percent of revenues) for the six months ended December 31, 2001, a decrease of $346,000.  This percentage increase in gross margins was primarily attributable to the one-time sale in the quarter ended September 30, 2002, of rights to receive future cash flows associated with an energy project operated by the Company on the East Coast.  The Company generated $650,000 in cash from the transaction and recorded $535,000 in net revenues, all of which was gross profit.  But for this one-time sale of cash flow rights and gain from extinguishment of liabilities of $260,000 related to the settlement of a past due trade debt, the Company would have recognized net loss from operations of $354,000.

SG&A expense was $1,416,000 for the six months ended December 31, 2002, compared to $1,467,000 for the corresponding period last year, a decrease of $53,000.  Despite significant increases in insurance and legal costs, cost reduction measures taken during past four months have reduced personnel costs significantly.  The Company plans to continue to look for opportunities to further reduce operating costs.

Depreciation expense for the six-month periods ended December 31, 2002 was $14,000 compared to $14,000 for the same six months in the prior year.

Compensation expense under the Company’s variable incentive stock option plan was $0 for the six months ended December 31, 2002 compared to negative $68,000 for the same period in the prior year.  This resulted from a reduction in the decrease in stock price for the six-months ended December 31, 2002 compared to the same period in the prior year.

Gain from extinguishment of liabilities at less than face value for the six months ended December 31, 2002, was $307,000 compared to $209,000 for the same period in 2001.  The increase was due primarily to the settlement of a past due debt with a subcontractor in August of 2002 on a project completed in calendar year 1999. This reflects the Company’s continuing efforts to retire its past due trade debt at less than face value.

Other expense was $49,000 for the six month period ended December 31, 2002, compared to  $59,000 for the same six months in 2001.  The decrease was due to reductions in interest bearing notes payable on the Company’s balance sheet between the quarters ended December 31, 2002 and 2001.

Net income from operations for the six months ended December 31, 2002, was $441,000 compared to $711,000 for the same period in 2001.  Reductions in gross profit resulting from lower revenues related to energy efficiency projects was the primary reason for this result.

Income from discontinued operations increased to $56,000 for the six months ended December 31, 2002, from $52,000 for six months ended December 31, 2001.  The income recorded in 2002 was attributable primarily to the sale of a majority of the ENG consulting contracts in November of 2002, and the income recorded in 2001 was primarily related to the sale of substantially all of the assets of OES in December of 2001.  These sales have been part of the Company’s ongoing plans to discontinue unprofitable and non-core operation.

Net income for the six months ended December 31, 2002, was $497,000, which was $0.015 per fully diluted share.  Net income for the six months ended December 31, 2001, was $763,000, or $0.025 per fully diluted share. The decrease resulted primarily from the reduction in revenues and net income from operations as discussed above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $51,000 as of December 31, 2002, compared to $8,000 at June 30, 2002.  Working capital was negative $4,651,000 as of December 31, 2002, compared to negative $5,531,000 at June 30, 2002, an improvement in negative working capital of $880,000.  This improvement was the result of the positive contribution to working capital from net income achieved for the six months ended December 31, 2002.  An additional contributor was a settlement in August 2002 of trade debt to a subcontractor (see Note 4) resulting in payments in installments over time.  This has enabled the Company to classify a portion of the total debt into long-term debt on its consolidated balance sheet.  Prior to this settlement, the Company recorded the entire balance as a current liability.

Cash flow provided by operating activities was $236,000 for the six months ended December 31, 2002, compared to cash provided by operating activities of $241,000 for the same six month period in the prior year. Sources of cash were related to increases in accrued expenses and reductions in accounts receivable.  Two significant uses of cash included a $705,000 reduction in accounts payable and gains on extinguishments of debt, which are recorded as non-cash income on the Company’s condensed consolidated statement of income.

For the past several years, the Company has suffered from serious cash flow issues. As a result, the Company is delinquent in the remittance to customers of shared utility incentive payments otherwise due to customers in the amount of $2,114,000 as of December 31, 2002, an increase of $242,000 since June 30, 2002.  This amount is recorded in accrued expenses in the balance sheet.  Management has been focusing attention on a plan to become current with the Company’s customers in remitting to them their contractual share of the incentive payments.  The Company continues to apply the majority of its cash inflows for operating expenses and toward reducing trade debts in order to minimize disruption to the operations of the Company.  In certain cases, the Company has negotiated with its customers to repay past due incentive sharing obligations or limit the amount of future obligations through installment payment arrangements and other measures.  The Company plans to repay these amounts from future operating profits and sales of its interests in future revenues from projects.  The Company has generally experienced decreases in the volume of business or cessation of business conducted with customers with whom the Company has become delinquent in its incentive sharing obligations.  While this situation has negatively impacted business relations with some but not all of the Company’s existing customers, the Company has generated new business with certain existing customers and with new customers because the Company is implementing certain measures designed to eliminate or minimize any delinquency issues, including by restructuring the payment of incentive revenues so that payments are made directly to customers.  Whether the Company will continue to be delinquent in remitting utility incentive payments due to customers will depend on whether the Company can generate sufficient cash flows from operating profits and the sale of assets, or can secure an alternative source of financing sufficient to fully satisfy the payment of these liabilities.

Cash flow provided by investing activities was $105,000 for the six months ended December 31, 2002, compared to cash used of $42,000 for the corresponding period in 2001, an increase of $147,000. The positive cash flow was the result of sales and retirements of consulting contracts, property and equipment associated primarily with the wind-down of ENG.  Cash invested in the prior year was associated with capital equipment purchased in connection with start-up operations of ENG in 2001.  Additionally, the Company made loans to two officers of the Company in August 2001 totaling $101,000, in connection with the exercise of incentive stock options held by those officers. A total of 1,000,000 shares were purchased in this exercise.  The officers purchased the shares by executing promissory notes to the Company totaling $101,000.  The notes are secured by the stock purchased under the exercise, provide for interest at 6% per annum payable annually, and mature upon the sale of the exercised option shares or August 1, 2006, whichever occurs earlier and has been recorded as a reduction of stockholders’ equity.

Cash flow used by financing activities was $298,000 for the six months ended December 31, 2002, compared to cash flows provided by financing activities of $389,000 for the same six month period last year.  The Company repaid $298,000 on notes payable in the six months ended December 31, 2002 compared to repayments of $92,000 in the same period of the prior year.  The Company also borrowed additional cash in the six months ended December 31, 2001 through re-financings of future Company utility incentive cash flows associated with energy projects managed by the Company.  Repayments in the six months ended December 31, 2001 were partially offset by proceeds from issuance of common stock.

The Company ended its fiscal year ended June 30, 2002, with a stockholders’ deficit of $5,207,000 and negative working capital of $5,531,000 but has continued to make progress in its efforts to return to financial stability.  Continued profitability in the six months ended December 31, 2002, enabled the Company to reduce its working capital deficit to $4,651,000 and to reduce its stockholders’ deficit to $4,709,000 at December 31, 2002.  The Company achieved these improvements by continuing to achieve profitable operations through reductions in expenses, settlements of trade debts, and sales of future cash flow entitlements associated with energy projects.  Further steps taken during the six months ended December 31, 2002 included the discontinuation of ENG, which further enhanced the Company’s ability to generate future operating profits and cash flow.  During the six months ended December 31, 2002, the

Company, as part of its ongoing efforts to settle past due trade debts, settled matters with two major trade creditors, as previously disclosed in the Company Form 10-KSB for the fiscal year ended June 30, 2002. These settlements enabled the Company to reduce its trade debt by reducing the total amounts payable to the creditors and allowing the Company to make payments of the compromised amounts over time, thus improving the Company’s working capital position. As a result, the Company is continuing in its efforts toward improving its financial position. Management believes that continuing efforts to minimize cost as well as actions to sell or finance its remaining cash flow entitlements will improve the Company’s ability to continue as a going concern.

Although the Company has continued to operate and improve its financial position since June 2000, the Company will have to continue to produce operating profits, keep its trade creditors from disrupting operations, settle past debt and liquidate energy efficiency project assets to continue to improve its financial health.  Significant risk still exists regarding the future financial viability of the Company.  Additional financing through the sale of securities may have an ownership dilution effect on existing stockholders.

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

Revenues on development and construction of energy projects are recorded using the percentage of completion method. Under this method, the revenue recognized is that portion of the total contract price that the cost expended to date bears to the anticipated final total costs based on current estimates of the costs to complete the project. The implementation period for a typical project is approximately three to six months. The implementation period for larger projects (those in excess of $2,000,000) can range from six to 24 months.  If the total estimated costs to complete a project exceed the total contract amount, thereby indicating a loss, the entire anticipated loss is recognized in the current period.

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

Effective December 31, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under this statement, the Company can elect to include the cost of options issued under its incentive stock option plan as measured by the fair value method or the intrinsic value method in its calculation of net income.  In the event the Company continues to use the intrinsic value method to measure the cost of incentive stock options, the Company must provide a footnote disclosure of the pro-forma effect on net income.  The Company plans to continue to use the intrinsic value method and to provide supplemental pro-forma disclosures in the footnotes of its interim and annual financial statements.  The Company plans to make the required disclosures in the third quarter of fiscal year 2003 ending March 31, 2003.

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

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  Management is assessing the impact of this statement, but believes that there will be no material impact.

Effective December 31, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Under this statement, the Company can elect to include the cost of options issued under its incentive stock option plan as measured by the fair value method or the intrinsic value method in its calculation of net income.  In the event the Company continues to use the intrinsic value method to measure the cost of incentive stock options, the Company must provide a footnote disclosure of the pro-forma effect on net income.  The Company plans to continue to use the intrinsic value method and to provide supplemental pro-forma disclosures in the footnotes of its interim and annual financial statements.  The Company plans to make the required disclosures in the third quarter of fiscal year 2003, ending March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  Management has assessed the impact of this interpretation and believes it has no material impact.

In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities”.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist.  Management is assessing the impact of this Interpretation, but believes it will have no material impact.

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

Part II - Other Information

Item 1.        Legal Proceedings.

As previously disclosed by the Company, in October 2002, the Court entered final judgment for $1,239,877 in favor of General Accident Insurance Company of America (“General Accident”) and against the Company and other third parties (Superior Court of New Jersey, Law Division, Atlantic County). The final judgment amount includes amounts previously awarded to General Accident in June 2001 (partial summary judgment) for amounts paid to subcontractors to the Company on one of its projects ($579,041), and in November 2001 for attorneys’ fees ($137,829). The Company and the other parties filed motions for reconsideration, objecting to both the amounts paid by General Accident in February 2002 to Johnson Controls, Inc. (“JCI”), a subcontractor to the Company on one of its projects, in settlement of JCI’s claim ($490,857) and additional attorney fees claimed by General Accident ($32,150). Oral argument on the motions was heard in December 2002. The final judgment currently is enforceable against the Company pending the Court’s ruling on the Company’s motion for reconsideration. The Company continues to try to work with the parties to settle this matter; however, no settlement agreement has been reached.

Item 2.        Changes in Securities and Use of Proceeds - Not Applicable.

Item 3.        Defaults upon Senior Securities.  The Company is required to pay quarterly dividends on its Series C Stock.  As of the date of this report, the Company has not paid 13 quarterly dividends.  The total amount due as of the date of this report is $972,000.  See Part I, Item 2 Management’s Discussion and Analysis or Plan of Operations for further discussion.

Item 4.        Submission of Matters to a Vote of Security Holders.  The Annual Meeting of Stockholders of the Company was held in Carlsbad, California, on December 5, 2002. At the meeting, the stockholders elected Messrs. H. Tate Holt and Frank J. Mazanec as directors of the Company to hold office until the 2004 Annual Meeting of Stockholders, and until their successors are elected and qualified. The stockholders also ratified the selection of Swenson Advisors, LLP, as the Company’s independent auditors.

The following is a summary of the results of the meeting:

PROPOSAL NO. 1 – ELECTION OF DIRECTORS

Name of Director	Result	Votes For	Votes Withheld	Total

H. Tate Holt	ELECTED	28,646,601	102,159	28,748,760
Frank J. Mazanec	ELECTED	28,646,100	102,660	28,748,760

PROPOSAL NO. 2 – RATIFICATION OF SELECTION OF SWENSON ADVISORS, LLP, AS INDEPENDENT AUDITORS

Proposal Result	Votes For	Votes Against	Votes Withheld	Total

Selection of Swenson Advisors, LLP, as independent auditors RATIFIED	28,688,824	33,909	26,207	28,748,940

Item 5.        Other Information.  On October 31, 2002 Frank J. Mazanec, Senior Vice President and a director, resigned as an officer of the Company.  Mr. Mazanec was primarily responsible for the development of energy project business in the Company’s Southern California region.  Mr. Mazanec continues to serve as a consultant and a director of the Company.

Item 6.        Exhibits and Reports on Form 8-K

a) Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer

99.2	Certification of Chief Executive Officer

99.3	Certification of Chief Financial Officer

b) Reports on Form 8-K

Form 8-K filed October 15, 2002, regarding the sale of certain excess revenues under an Energy Services Agreement to a customer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant causedthis report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONSITE ENERGY CORPORATION

Date: February 12, 2003	By:	/S/ RICHARD T. SPERBERG

Richard T. Sperberg
Chief Executive Officer

Date: February 12, 2003	By:	/s/ PAUL E. BLEVINS

Paul E. Blevins
Chief Financial Officer and
Principal Accounting Officer