Form 10QSB
period 2003-03-31
ONSITE ENERGY CORP
filed 2003-05-14
CIK 909171

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to

Commission File Number 1-12738

ONSITE ENERGY CORPORATION
(Name of small business issuer in its charter)

Delaware		33-0576371
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

701 Palomar Airport Road, Suite 200, Carlsbad, CA 92009
(Address of principal executive offices)

(760) 931-2400 Issuer’s telephone number:

The number of shares of issuers of Class A common stock, $0.001 par value, outstanding as of May 1, 2003 is 21,736,000.

Part I – Financial Information
Item 1. Financial Statements

Onsite Energy Corporation
Condensed Consolidated Balance Sheet
(Amounts in thousands except per share amounts)
(Unaudited)

	Balance at
	March 31, 2003	June 30, 2002

ASSETS
Current Assets:
Cash	$65	$8
Cash-restricted	21	20
Accounts receivable, net of allowance for doubtful accounts of $68 and $35 as of March 31, 2003, and June 30, 2002, respectively.	302	1,028
Costs and estimated earnings in excess of billings on uncompleted contracts	14	154
Capitalized project costs	43	144
Other assets	66	193

TOTAL CURRENT ASSETS	511	1,547
Property and equipment, net of accumulated depreciation and amortization of $325 and $308 as of March 31, 2003, and June 30, 2002, respectively.	32	64
Note receivable	600	600
Other assets	72	96

TOTAL ASSETS	$1,215	$2,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes payable, current portion	$987	$362
Accounts payable	664	1,524
Liabilities in excess of assets held for sale	1,135	2,415
Accrued expenses and other liabilities	2,749	2,777
Billings in excess of costs and estimated earnings on uncompleted contracts	214	—

TOTAL CURRENT LIABILITIES	5,749	7,078
Long-Term Liabilities:
Notes payable, less current portion	77	77
Deferred income	309	359

TOTAL LIABILITIES	6,135	7,514

Commitments and contingencies
Stockholders’ Deficit:
Preferred Stock, Series C, $.001 par value, 742 shares authorized, 649 issued and outstanding as of March 31, 2003 and June 30, 2002 (aggregate $3,245 liquidation preference)	1	1
Preferred Stock, Series D, $.001 par value, 158 shares authorized, none issued and outstanding as of March 31, 2003 and June 30, 2002.	—	—
Preferred Stock, Series E, $.001 par value, 50 shares authorized, issued and outstanding as of March 31, 2003 and June 30, 2002 (aggregate $1,000 liquidation preference).	—	—
Common Stock, $.001 par value, 40,000 shares authorized as of March 31, 2003 and June 30, 2002:
Class A common stock, 37,999 shares authorized, 21,736 issued and outstanding as of March 31, 2003 and June 30, 2002, respectively.	22	22
Class B common stock, 1,000 shares authorized, none issued and outstanding as March 31, 2003 and June 30, 2002.	—	—
Additional paid-in capital	28,008	28,004
Notes receivable - stockholders’	(70)	(70)
Loans receivable from officers	(101)	(98)
Accumulated deficit	(32,780)	(33,066)

TOTAL STOCKHOLDERS’ DEFICIT	(4,920)	(5,207)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,215	$2,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Onsite Energy Corporation
Condensed Consolidated Statement of Income
(Amounts in thousands except per share amounts)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Revenues	$1,140	$2,934	$3,683	$7,251
Project incentive revenue	130	365	752	1,668

Total revenues	1,270	3,299	4,435	8,919
Cost of revenues	749	2,294	2,280	5,935

Gross profit	521	1,005	2,155	2,984
Selling, general and administrative expenses	628	796	2,042	2,263
Depreciation and amortization expense	7	7	20	21
Gain on extinguishment of debt	—	(8)	(307)	(165)
Compensation under variable incentive stock option plan	—	(29)	—	(96)

Operating income (loss)	(114)	239	400	961
Other expense, net	(156)	(25)	(205)	(84)

Income (loss) from continuing operations before provision for income taxes	(270)	214	195	877
Provision (benefit) for income taxes	(14)	13	8	21

Income (loss) from continuing operations	(256)	201	187	856
Income (loss) from discontinued operations, net of income taxes	45	(7)	99	101

Net income (loss)	$(211)	$194	$286	$957

Basic earnings (loss) per common share
Income (loss) from operations	$(0.015)	$0.006	$(0.003)	$0.028
Discontinued operations	$0.002	$(0.001)	$0.005	$0.005

Net income (loss)	$(0.013)	$0.005	$0.002	$0.033

Diluted earnings (loss) per common share
Income (loss) from operations	$(0.015)	$0.004	$(0.002)	$0.028
Discontinued Operations	$0.002	$—	$0.003	$0.004

Net income (loss)	$(0.013)	$0.004	$0.001	$0.032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Onsite Energy Corporation
Condensed Consolidated Statement of Cashflows
(Amounts in thousands except per share amounts)
(Unaudited)

	Nine months ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$286	$957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20	130
Compensation under variable incentive stock option plan	—	(97)
Gain on extinguishment of debt	(307)	(217)
Gain on sale of discontinued operations	(99)	(68)
(Increase) decrease in:
Cash-restricted	(1)	290
Accounts receivable	860	379
Costs and estimated earnings in excess of billings on uncompleted contracts	295	(174)
Capitalized project costs	4	120
Other assets	151	(33)
Increase (decrease) in:
Accounts payable	(788)	(762)
Billings in excess of costs and estimated earnings on uncompleted contracts	95	(247)
Accrued expenses and other liabilities	77	(87)
Deferred income	(86)	(211)

Net cash provided by operating activities	507	(20)

Cash flows from investing activities:
Retirement (purchases) of property and equipment, net	11	(33)
Proceeds from sale of discontinued operations	99	85
Notes receivable from stockholders	—	(98)

Net cash provided by (used in) investing activities	110	(46)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	147
Proceeds from notes payable	—	296
Repayment of notes payable	(560)	(92)

Net cash provided by (used by) financing activities	(560)	351

Net increase in cash	57	285
Cash, beginning of period	8	113

Cash, end of period	$65	$398

Non-cash transactions:
Accounts payable exchanged for note payable	$1,185	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ONSITE ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	As contemplated by the Securities and Exchange Commission under Item 310 of Regulation S-B, the accompanying consolidated financial statements and footnotes have been condensed and do not contain all disclosures required by generally accepted accounting principles and, therefore, should be read in conjunction with the Form 10-KSB for Onsite Energy Corporation (the “Company”) as of and for the year ended June 30, 2002, and all other subsequent filings. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its financial position and results of its operations for the interim period.

NOTE 2:	The Company issued stock options under its stock-based compensation plan in February 2003. The Company has not adopted the fair value accounting method as prescribed by SFAS No. 148. Had compensation cost for stock options issued to employees been determined based on the fair value at the grant date for the awards, the Company’s net income and net income (loss) per share would have been adjusted to the following pro-forma amounts:

(In thousands except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002

Net income (loss), as reported	$(211)	$194	$286	$957
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(16)	(21)	$(16)	(31)

Pro forma net income (loss)	$(227)	$173	$270	$926

Earnings per share:
Basic-as reported	$(0.013)	$0.005	$0.002	$0.033
Basic-pro forma	$(0.014)	$0.004	$0.001	$0.032
Diluted-as reported	$(0.013)	$0.004	$0.001	$0.032
Diluted-proforma	$(0.014)	$0.003	$0.001	$0.031

NOTE 3:	The consolidated balance sheets as of March 31, 2003, and June 30, 2002, the consolidated statements of operations for the three and nine months ended March 31, 2003, and 2002, and the consolidated statements of cash flows for the nine months ended March 31, 2003, and 2002, represent the financial position and re-

sults of operations of the Company. The results for the interim periods ended March 31, 2003, are not necessarily indicative of results that will be obtained in future periods.

Effective December 31, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under this statement, the Company can elect to include the cost of options issued under its incentive stock option plan as measured by the fair value method or the intrinsic value method in its calculation of net income. In the event the Company continues to use the intrinsic value method to measure the cost of incentive stock options, the Company must provide a footnote disclosure of the pro-forma effect on net income. The Company plans to continue to use the intrinsic value method and to provide supplemental pro-forma disclosures in the footnotes of its interim and annual financial statements. The Company has included the required disclosures in this quarterly report.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and believes it has no material impact.

In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist. Management is assessing the impact of this interpretation but believes it has no material impact.

NOTE 4:	Earnings per share calculations for the three and nine month periods ended March 31, 2003, and March 31, 2002, are as follows:

(Amounts in thousands except per share amounts)
	Three Months Ended March 31,			Nine Months Ended March 31,
	2003	2002		2003		2002

BASIC EARNINGS (LOSS)
Net income (loss)	$(211)	$194		$286		$957
Less: Preferred stock dividends	(81)	(81)		(243)		(243)

Net income (loss) allocated to common shareholders	$(292)	$113		$43		$714

Weighted average number of common shares	21,736	21,736		21,736		21,570

Basic earnings (loss) per common share	$(0.013)	$0.005		$0.002		$0.033

DILUTED EARNINGS (LOSS)
Net income (loss) available to common shareholders	$(292)	$113		$43		$714
Preferred stock dividends	— *	—	*	—	*	243

Net income (loss) available to common shareholders plus assumed conversion	$(292)	$113		$43		$957

Weighted average number of common shares	21,736	21,736		21,736		21,570
Common stock equivalent shares representing assumed conversions of preferred stock	— *	8,246		8,246		8,246
Common stock equivalent shares representing shares issuable upon exercise of of stock options	—	42		—		358

Weighted average number of shares used in calculation of diluted earnings per common share	21,736	30,024		29,982		30,174

Diluted earnings (loss) per common share	$(0.013)	$0.004		$0.001		$0.032

* Not applicable as effect would be anti-dilutive.

NOTE 5:	In September 2002, the Company reached a settlement with a subcontractor on two East Coast energy projects. Under the terms of the settlement, the Company agreed to pay the monthly amounts over time via (i) monthly payments of $20,000 per month for the first 12 months, which payments escalate to $30,000 per month for the next 12 months and to $40,000 per month thereafter; and (ii) payment to the subcontractor of fees that otherwise would be payable to the Company on another East Coast energy project implemented by the Company until the entire balance is paid. The amount owed by the Company to the subcontractor can increase by an amount equal to any amounts paid by the subcontractor to the surety in settlement of or pursuant to a final, non-appealable order for claims made against a payment and performance bond issued by the surety on one of the projects, or for which the Company is adjudicated liable to the subcontractor pursuant to a final, non-appealable order. The Company has recorded the full amount of this potential increase as accounts payable as of March 31, 2003. The amount owed by the Company accrues interest at the rate of 8 percent per annum but accrued interest is payable only upon an uncured default. The Company has recorded no accrued interest obligations related to this settlement.

In the event the amount owed is paid in accordance with the terms of the settlement, all accrued interest is forgiven. As a result of this settlement, the Company has recorded the amounts due under this settlement as a note payable and has allocated this debt between long-term and current liabilities based on an estimated repayment schedule. Amounts classified as current and long-term as of March 31, 2003, were $600,000 and $54,000, respectively.

NOTE 6:	On September 30, 2002, the Company sold its rights to certain excess revenues under an Energy Services Agreement for $650,000 to one of its customers. Under the Energy Services Agreement, the Company provided certain services to the customer, which included administrative services and operational and maintenance services. Net revenues collected from the project after all expenses were paid were distributed between the Company and the customer. In exchange for $650,000, paid by the customer to the Company, the Company relinquished its right to its share of the remaining revenues. The purchase price was determined based on an analysis of the present value of the Company’s future share of the remaining revenues to be earned under the Energy Services Agreement, which was to terminate in or about 2019. The Company no longer has any further obligations under the Energy Services Agreement.

NOTE 7:	In October 2002, the Company executed an agreement with an unrelated third party for the purchase and sale of certain assets of Energy Nexus Group, Inc. (“ENG”), a wholly-owned subsidiary. The assets sold consisted of a significant portion of ENG’s in-process and potential new consulting contracts and certain office equipment used by ENG. For ENG’s remaining consulting contracts, the Company and ENG will continue to retain certain key personnel, or subcontract with the third party consultants, to complete the remaining backlog of open contracts. Management has ceased all ENG expenditures, such as business development, which are not directly involved with the completion of the backlog. Management plans to cease all operations of ENG at such time as the backlog has been completed, which is anticipated by the end of the fiscal year ended June 30, 2003. The Company recognized $253,000 in revenues from the sale of the assets of ENG during the nine months ended March 31, 2003. Proceeds from the sales have been used to pay the outstanding debts of ENG and to recover cash invested by the Company in ENG. Management has determined there were no costs that need to be accrued as of March 31, 2003, with respect to this event.

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

Overview

The Company is an energy services company (“ESCO”) that assists energy customers in lowering their energy costs by developing, engineering, installing, owning and operating efficient, environmentally sound energy efficiency and distributed generation projects, and advising customers on the purchasing of energy in deregulating energy markets. The Company offers its services to industrial, commercial and institutional customers. By combining development, engineering, analysis, and project and financial management skills, the Company provides a comprehensive package of services, ranging from feasibility assessment through construction and operation for projects incorporating energy efficient lighting, energy management systems, heating, ventilation and air conditioning (HVAC) upgrades, refrigeration system upgrades, cogeneration and other energy efficiency measures. In addition, the Company offers bill auditing, tariff analysis, transmission and distribution analysis and upgrades, and measurement and verification (“M&V”) services. The Company also provides professional consulting services in areas related to customer energy assessments. It is the Company’s mission to help customers save money through independent energy solutions.

The Company suffered losses from operations of $6,637,000 and $6,477,000 in the fiscal years ended June 30, 2000 and 1999, respectively. As a result, the Company had negative working capital of $7,703,629 and a stockholders’ deficit of $8,314,000 as of June 30, 2000. These losses resulted primarily from a series of acquisitions discussed more fully below and in the Company’s Form 10-KSB filings, made by the Company from approximately 1995 to 1998. As a result, the Company has experienced significant financial pressure from creditors during the past 13 quarters. Management responded by taking actions to re-focus the Company on its core operations, reduce operating expenditures and sell or divest non-core operating assets. The Company has also generated cash and income by selling entitlements to future cash flows associated with energy projects managed by the Company. The actions taken have had a positive impact on the Company’s financial position to date, and the Company so far has been successful in working with creditors to avoid serious disruptions in operations. However, the Company still remains in serious financial condition, as delinquent trade debt totaled $456,000, and past due utility incentive sharing to customers totaled $1,841,000 as of March 31, 2003. As long as the Company remains significantly delinquent in repaying these past due debts, the possibility of a bankruptcy filing exists. The Company’s negative net worth is $4,920,000 and its working capital deficit is $5,238,000 as of March 31, 2003.

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

On July 1, 2001, the Company activated ENG, which separated the Company’s consulting services business into a subsidiary. The Company owns 100 percent of the issued and outstanding common stock of ENG. As of July 1, 2001, the Company transferred all of its consulting business unit personnel and related consulting projects backlog to ENG. During the fiscal year ended June 30, 2002, ENG generated $1,679,000 in consulting revenues and $168,000 in operating losses. As a result, the Company decided in September 2002, to sell and/or wind-down the operations of ENG. As part of this process, the Company and ENG executed an asset purchase agreement on October 30, 2002, with an unrelated third party for the purchase and sale of certain of ENG’s assets. The assets sold consisted of a significant portion of ENG’s in-process and potential new consulting contracts and certain office equipment used by ENG. The Company has recognized $253,000 in revenue from this transaction for the current fiscal year to date.

In October 1997, the Company acquired Westar Business Services, Inc. (“WBS”), an indirect wholly-owned subsidiary of Westar Energy, Inc. (fka Western Resources, Inc.) (“Westar Energy”) (NYSE:WR). As part of the transaction, WBS was renamed Onsite Business Services, Inc., which changed its name to Onsite Energy Services, Inc. (“OES”). Since February 2000, OES focused primarily on providing industrial water services. In December 2001, the Company sold substantially all of the operating assets in OES, which effectively ceased all operations in the subsidiary for the Company. This discontinued operation generated $88,000 in operating income for the year ended June 30, 2002. The Company recognized a gain of $68,000 from the sale of OES’s assets. The assets of OES were sold to an affiliated company of a stockholder for $125,000. The Company has no further contractual requirements to provide further services as result of this transaction. This sale was accounted for in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On June 30, 1998, the Company acquired the assets and certain liabilities of SYCOM Enterprises, LLC (“SYCOM LLC”), through a newly-formed subsidiary, SYCOM ONSITE Corporation (“SO Corporation”). SYCOM LLC was also an ESCO with customers primarily on the East Coast of the United States. Since the close of the SYCOM transaction in June 1998, Onsite experienced significant losses and, as a result, terminated the Sale and Non-Competition Agreement with SYCOM Corporation effective June 30, 2000. The Company, however, retained the project assets purchased from SYCOM LLC in June 1998 as well as projects developed since that date. The Company continues to maintain its subsidiary, SO Corporation, for the purpose of completing several long-term construction projects as well as for the management of other revenue generating activities and to meet its ongoing commitments for M&V for projects primarily located on the East Coast. Efforts by SO Corporation to develop any new business ceased as of June 30, 2000.

Since October 15, 2000, as a result of the Company’s inability to issue dividend payments because of its stockholders’ deficit, the Company has been in default on its quarterly requirement to pay dividends on its Series C Convertible Preferred Stock (the “Series C Stock”). Under the Certificate of Designations for the Series C Stock if, at any time, four or more quarterly dividends, whether or not consecutive, on the Series C Stock are in default, in whole, or in part, the holders of the Series C Stock are entitled to elect the smallest number of directors as would constitute a majority of the Board of Directors of the Company and the holders of the Company’s Class A Common Stock as a class are entitled to elect the remaining directors. Westar Industries, Inc. (“Westar Industries”) owns all of the Series C Stock. The Company remains delinquent on the July 15, 1999, dividend (payable in 15,823 shares of Series C Stock, valued at $1,661), and cash dividends of $1,053,000 payable from April 15, 2000 to April 15, 2003. The total cash value of dividends in arrears as of March 31, 2003, was $972,000. While the Company has been unable to pay 14 quarterly dividends, as of the date of this quarterly report, Westar Industries has not exercised its right, discussed above, to elect a majority of the Board of Directors. Certain members of the Company’s senior management have been discussing the possibility to individually purchase 100 percent of the Series C Stock and Class A Common Stock currently owned by Westar.

The Company has gone through significant changes over the past few years that involved aggressive growth through acquisition and the subsequent divestiture or ceased operations of nearly all of the added/created subsidiaries. As a result, the Company has focused itself back on its core business of being an energy services company with primary emphasis in western U.S. markets.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned subsidiaries.

Results of Operations.

Three months ended March 31, 2003, compared to the three months ended March 31, 2002

Revenues for the three month period ended March 31, 2003, were $1,270,000, compared to $3,299,000 for the three month period ended March 31, 2002, a decrease of $2,029,000, or 62 percent. This decrease was due primarily to reduced energy project implementation activity resulting from a decrease in new energy project contracts. The Company is continuing to develop new energy efficiency project opportunities in its efforts to replenish its backlog of energy efficiency projects.

Cost of revenues for the three months ended March 31, 2003, was $749,000 compared to $2,294,000 for the three months ended March 31, 2002, a decrease of $1,545,000, or 67 percent. The decrease was also primarily attributable to slower energy project activity mentioned above.

Gross profit for the three months ended March 31, 2003, was $521,000 (41 percent of revenues), compared to $1,005,000 (30 percent of revenues) for the three months ended March 31, 2002, a decrease of $484,000. Although the Company’s gross margin can vary significantly from quarter to quarter, the relative improvement in the margin rates was caused by an increase in the mix of higher margin incentive and consulting revenues compared to lower margin energy project revenues between the two quarters.

Selling, general and administrative (“SG&A”) expense was $628,000 for the three months ended March 31, 2003, compared to $796,000 for the same three months last year, a decrease of $168,000, or 21 percent. The decrease is primarily attributable to reductions in personnel and other cost cutting measures taken over the past year to the Company’s operating expenses.

Compensation expense under the Company’s variable incentive stock option plan was $0 for the three months ended March 31, 2003, compared to negative $29,000 for the same period in the prior year. This resulted from a reduction in the decrease in stock price for the quarter ended March 31, 2003, compared to the same quarter in the prior year.

Gain from extinguishment of liabilities at less than face value for the three months ended March 31, 2003, was $0 compared to gains of $8,000 for the same period in 2002. The Company is continuing in its efforts to retire its past due trade debt at less than face value.

Interest and other expense was $156,000 for the three month period ended March 31, 2003, compared to interest and other expense of $25,000 for the same three months in 2002. The increase was attributable to costs of $125,000 recorded in connection with the settlement of a litigation matter.

Net loss from operations for the three months ended March 31, 2003, was $270,000 compared to income of $214,000 for the same period in 2002. Although cost cutting efforts partially helped to mitigate more serious losses, lower revenues that resulted in lower gross profits in the current period were the primary cause for this result.

Income from discontinued operations was $45,000 for the three months ended March 31, 2003, compared to a loss of $7,000 for three months ended March 31, 2002. The increase was associated with the sale of additional ENG consulting contracts to a third party, which is discussed more fully in Note 7 of the consolidated financial statements contained herein.

Net loss for the three months ended March 31, 2003, was $211,000, or a loss of $0.013 per fully diluted share. Net income for the three months ended March 31, 2002, was $194,000, or $0.004 per fully diluted share. This result was primarily due to a decrease in revenues and corresponding net income from operations as discussed more fully above.

Nine months ended March 31, 2003 compared to the nine months ended March 31, 2002

Revenues for the nine month period ended March 31, 2003, were $4,435,000, compared to $8,919,000 for the nine month period ended March 31, 2002, a decrease of $4,484,000, or 50 percent. This decrease was due primarily to reduced backlog for energy projects resulting from a decrease in new energy projects during the six-month period ended December 31, 2002. Of the $4,435,000 in revenues, $535,000 relates to a one-time sale of rights to receive future cash flows associated with an energy project operated by the Company on the East Coast. This is primarily the result of the Company’s continuing efforts to sell entitlements to future positive cash flows from energy efficiency projects.

Cost of revenues for the nine months ended March 31, 2003, was $2,280,000 compared to $5,935,000 for the nine months ended March 31, 2002, a decrease of $3,655,000, or 62 percent. The decrease was also primarily attributable to slower energy project activity described above.

Gross profit for the nine months ended March 31, 2003, was $2,155,000 (49 percent of revenues), compared to $2,984,000 (33 percent of revenues) for the nine months ended March 31, 2002, a decrease of $829,000. While the decrease in gross profit was due to reduced energy project activity, the percentage increase in gross margin rates was primarily attributable to the one-time sale in the quarter ended September 30, 2002, of rights to receive future cash flows associated with an energy project operated by the Company on the East Coast. The sale generated $535,000 in net revenues, all of which was gross profit. An additional factor in the increase in gross margin rates is attributable to the relative increase in revenue mix toward higher margin incentive and consulting services revenue.

SG&A expense was $2,042,000 for the nine months ended March 31, 2003, compared to $2,263,000 for the corresponding period last year, a decrease of $221,000 or 10 percent. Despite significant increases in insurance and legal costs, cost reduction measures taken during past seven months have reduced personnel and facilities costs significantly. The Company plans to continue to look for opportunities to further reduce operating costs.

Compensation expense under the Company’s variable incentive stock option plan was $0 for the nine months ended March 31, 2003, compared to negative $96,000 for the same period in the prior year. This resulted from a reduction in the decrease in stock price for the nine-months ended March 31, 2003, compared to the same period in the prior year.

Gain from extinguishment of liabilities at less than face value for the nine months ended March 31, 2003, was $307,000 compared to $165,000 for the same period ended March 31, 2002. This result reflects the Company’s continuing efforts to retire its past due trade debt at less than face value.

Other expense was $205,000 for the nine-month period ended March 31, 2003, compared to $84,000 for the same nine months in 2002. The increase was attributable to costs of $125,000 recorded in the third quarter of fiscal year 2003 in connection with the settlement of a litigation matter.

Net income from operations for the nine months ended March 31, 2003, was $195,000 compared to $877,000 for the same period in 2002. Reductions in gross profit resulting from lower revenues related to energy efficiency projects were the primary reason for this result. But for the one-time sale of cash flow rights and gain from extinguishment of liabilities of $260,000 related to the settlement of a past due trade debt, the Company would have recognized net loss from operations of $600,000.

Income from discontinued operations was $99,000 for the nine months ended March 31, 2003, compared to $101,000 for nine months ended March 31, 2002. The income recorded in fiscal year 2003 was attributable primarily to the sale of a majority of the ENG consulting contracts in November 2002, and the income recorded in fiscal year 2002 was primarily related to the sale of substantially all of the assets of OES in December 2001. These sales have been part of the Company’s ongoing plans to discontinue unprofitable and non-core operations.

Net income for the nine months ended March 31, 2003, was $286,000, which was $0.001 per fully diluted share. Net income for the nine months ended March 31, 2002, was $957,000, or $0.032 per fully diluted share. The decrease resulted primarily from the reduction in revenues and net income from operations as discussed above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents were $65,000 as of March 31, 2003, compared to $8,000 at June 30, 2002. Working capital was negative $5,238,000 as of March 31, 2003, compared to negative $5,531,000 at June 30, 2002, an improvement in negative working capital of $293,000. This improvement was the result of the positive contribution to working capital from net income achieved for the nine months ended March 31, 2003. An additional contributor was a settlement in August 2002 of trade debt to a subcontractor (see Note 5) resulting in payments in installments over time. This has enabled the Company to classify a portion of the total debt into long-term debt on its consolidated balance sheet. Prior to this settlement, the Company recorded the entire balance as a current liability.

Cash flow provided by operating activities was $507,000 for the nine months ended March 31, 2003, compared to cash used for operating activities of $20,000 for the same nine-month period in the prior year. Sources of cash were related to reductions in accounts receivable and net income. Two significant uses of cash included an $788,000 reduction in accounts payable and gains on extinguishments of debt, which are recorded as non-cash income on the Company’s condensed consolidated statement of income.

For the past several years, the Company has suffered from serious cash flow issues. As a result, the Company is delinquent in the remittance to customers of shared utility incentive payments otherwise due to customers in the amount of $1,841,000 as of March 31, 2003, a decrease of $31,000 since June 30, 2002. This amount is recorded in accrued expenses in the balance sheet. Management has been focusing attention on a plan to become current with the Company’s customers in remitting to them their contractual share of the incentive payments. The Company continues to apply the majority of its cash inflows for operating expenses and toward reducing trade debts in order to minimize disruption to the operations of the Company. In certain cases, the Company has negotiated with its customers to repay past due incentive sharing obligations or limit the amount of future obligations through installment payment arrangements and other measures. The Company plans to repay these amounts from future operating profits and sales of its interests in future revenues from projects. The Company has generally experienced decreases in the volume of business or cessation of business conducted with customers with whom the Company has become delinquent in its incentive sharing obligations. While this situation has negatively impacted business relations with some but not all of the Company’s existing customers, the Company has generated new business with certain existing customers and with new customers because the Company is implementing certain measures designed to eliminate or minimize any delinquency issues, including by restructuring the payment of incentive revenues so that payments are made directly to the customers. Whether the Company will continue to be delinquent in remitting utility incentive payments due to customers will depend on whether the Company can generate sufficient cash flows from operating profits and the sale of assets, or can secure an alternative source of financing sufficient to fully satisfy the payment of these liabilities.

Cash flow provided by investing activities was $110,000 for the nine months ended March 31, 2003, compared to cash used of $46,000 for the corresponding period in 2002, an improvement of $156,000. The positive cash flow was the result of sales and retirements of consulting contracts, property and equipment associated primarily with the wind-down of ENG. Cash invested in the prior year was associated with capital equipment purchased in connection with start-up operations of ENG in 2001. Additionally, the Company made loans to two officers of the Company in August 2001 totaling $101,000, in connection with the exercise of incentive stock options held by those officers. A total of 1,000,000 shares were purchased in this exercise. The officers purchased the shares by executing promissory notes to the

Company totaling $101,000. The notes are secured by the stock purchased under the exercise, provide for interest at 6% per annum payable annually, and mature upon sale of the exercised option shares or August 1, 2006 whichever occurs earlier and has been recorded as a reduction of stockholders’ equity.

Cash flow used by financing activities was $560,000 for the nine months ended March 31, 2003, compared to cash flows provided by financing activities of $351,000 for the same nine month period last year. The Company repaid $560,000 on notes payable in the nine months ended March 31, 2003, compared to repayments of $92,000 in the same period of the prior year. The Company also borrowed additional cash in the nine months ended March 31, 2002, through re-financings of future Company utility incentive cash flows associated with energy projects managed by the Company. Repayments in the nine months ended March 31, 2002, were partially offset by proceeds from issuance of common stock.

The Company ended its fiscal year ended June 30, 2002, with a stockholders’ deficit of $5,207,000 and negative working capital of $5,531,000 but has continued to make progress in its efforts to return to financial stability. Continued profitability in the nine months ended March 31, 2003, enabled the Company to reduce its working capital deficit to $5,238,000 and to reduce its stockholders’ deficit to $4,920,000 at March 31, 2003. The Company achieved these improvements by continuing to achieve profitable operations through reductions in expenses, settlements of trade debts, and sales of future cash flow entitlements associated with energy projects. Further steps taken during the nine months ended March 31, 2003, included the discontinuation of ENG, which further enhanced the Company’s ability to generate future operating profits and cash flow. During the nine months ended March 31, 2003, the Company, as part of its ongoing efforts to settle past due trade debts, settled matters with two major trade creditors, as previously disclosed in the Company’s Form 10-KSB for the fiscal year ended June 30, 2002. These settlements enabled the Company to reduce its trade debt by reducing the total amounts payable to the creditors and allowing the Company to make payments of the compromised amounts over time, thus improving the Company’s working capital position. Additionally, from time to time, certain officers of the Company have advanced funds to the Company to provide short-term working capital to meet the Company’s operating needs. The Company currently has no outstanding amounts owed to these officers. As a result, the Company is continuing in its efforts toward improving its financial position. Management believes that continuing efforts to minimize cost as well as actions to sell or finance its remaining cash flow entitlements will improve the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates.      The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as revenues and expenses during the reported periods.

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

Effective December 31, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under this statement, the Company can elect to include the cost of options issued under its incentive stock option plan as measured by the fair value method or the intrinsic value method in its calculation of net income. In the event the Company continues to use the intrinsic value method to measure the cost of incentive stock options, the Company must provide a footnote disclosure of the pro-forma effect on net income. The Company plans to continue to use the intrinsic value method and to provide supplemental pro-forma disclosures in the footnotes of its interim and annual financial statements. The Company has included the required disclosures in this quarterly report.

Impact of Recently Issued Standards.      In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in consolidated financial statements based on the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999, and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management has assessed the impact of this statement, and believes it has no material impact.

Effective December 31, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under this statement, the Company can elect to include the cost of options issued under its incentive stock option plan as measured by the fair value method or the intrinsic value method in its calculation of net income. In the event the Company continues to use the intrinsic value method to measure the cost of incentive stock options, the Company must provide a footnote disclosure of the pro-forma effect on net income. The Company plans to continue to use the intrinsic value method and to provide supplemental pro-forma disclosures in the footnotes of its interim and annual financial statements. The Company has included the required disclosures in this quarterly report.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and believes it has no material impact.

In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist. Management is assessing the impact of this Interpretation but believes it will have no material impact.

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

Item 1.     Legal Proceedings.

In February 2003, the Company settled an outstanding legal action with CBS Broadcasting, Inc. (“CBS”), and other parties (Superior Court of California, County of Los Angeles). As previously disclosed by the Company, CBS had initiated an action against the Company and other parties alleging breach of contract, fraud, conspiracy and negligence in connection with the operation of a cogeneration system originally installed by the Company at CBS’s Los Angeles facility. In 1997, the Company sold its ownership interest in the limited partnership that owns the cogeneration system. Execution of a final settlement agreement is pending.

In April 2003, the Company and SO Corporation settled an outstanding legal action involving Bayway Refining Company (“Bayway”) (Superior Court of New Jersey, Law Division, Union County). As previously disclosed by the Company, Bayway had initiated an action against the Company, SO Corporation and other parties, including a former officer and director of the Company and SO Corporation, alleging breach of contract and related causes of actions in connection with a settlement entered into by the Company and an East Coast utility in April 2000. The action sought payment of one-half of certain settlement funds allegedly received plus interest, punitive damages, attorneys’ fees and costs of suit. Execution of a final settlement agreement is pending.

In February 2003, the Company received a demand for arbitration from Sempra Energy Services (“Sempra”), a subcontractor, under an agreement between the Company and Sempra related to energy efficiency measures allegedly installed by Sempra on one of the Company’s projects, and utility incentive payments allegedly owed by the Company to Sempra related to that project. The agreement between Sempra and the Company provides for binding arbitration of any disputes. The arbitration demand seeks $148,451 in fees allegedly owed by the Company, plus interest, costs and attorneys’ fees. The Company continues to try to work with Sempra to settle this matter; however, no settlement agreement has been reached.

Item 2.     Changes in Securities and Use of Proceeds - Not Applicable.

Item 3.     Defaults upon Senior Securities.      The Company is required to pay quarterly dividends on its Series C Stock. As of the date of this report, the Company has not paid 14 quarterly dividends. The total amount due as of the date of this report is $1,053,000. The Company is also delinquent in the remittance to customers of shared utility incentive payments otherwise due to customers. See Part I, Item 2. Management’s Discussion and Analysis or Plan of Operations for further discussion.

Item 4.     Submission of Matters to a Vote of Security Holders.

                  None

Item 5.     Other Information.      On October 31, 2002 Frank J. Mazanec, Senior Vice President and Director resigned as an officer of the Company. Mr. Mazanec was primarily responsible for the development of energy project business in the Company’s Southern California region. Mr. Mazanec continues to serve as a consultant and a director of the Company.

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibits

10.95	Fourth Amendment to Master Energy Efficiency Services Agreement executed February 10, 2003, between Onsite Energy Corporation and City of San Diego, California.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

99.2	Certification of Chief Executive Officer

99.3	Certification of Chief Financial Officer

b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONSITE ENERGY CORPORATION

Date: May 14, 2003	By:	/s/ RICHARD T. SPERBERG

Richard T. Sperberg
Chief Executive Officer

Date: May 14, 2003	By:	/s/ PAUL E. BLEVINS

Paul E. Blevins
Chief Financial Officer and Principal Accounting Officer